Form 10KSB
period 2001-12-31
OFFICE MANAGERS INC
filed 2002-03-29
CIK 741017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                             FORM 10-KSB

(x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended            December 31, 2001
                               ---------------------------------------

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from                to
                                    ---------------   ----------------

     Commission File number           333-51180
                                      ----------

                        OFFICE MANAGERS, INC,
          --------------------------------------------------
          (Exact name of registrant as specified in charter)

     NEVADA                                            87-0661638
------------------------------               -------------------------
State or other jurisdiction of              (I.R.S. Employer I.D. No.)
incorporation or organization

136 East South Temple, Suite 1600, Salt Lake City, Utah       84111
-------------------------------------------------------     ----------
     (Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code         (801) 363-2656
                                                       ---------------

     Securities registered pursuant to section 12 (b) of the Act:

     Title of each class                    Name of each exchange
                                             on which registered
           None                                      None
     -------------------                   -----------------------
    Securities registered pursuant to section 12 (g ) of the Act:

                                 None
                                ------
                           (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1) Yes [x ]   No [  ]                     (2)  Yes [ ]   No [x]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

State issuer's revenues for its most recent fiscal year:  $     0
                                                          ------------

The aggregate market value of the issuer's voting stock held as of March 20, 2002, by non-affiliates of the issuer based on the price at which the stock was sold was $2,500.00.

As of March 20, 2002, the registrant had 29,500,000 shares of common stock issued and outstanding.

Transitional Small Busines     Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference: None.

                          TABLE OF CONTENTS
======================================================================

PART I                                                           Page
------                                                          ------

ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . 4

ITEM 2.   DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . . . .12

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .12

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF
          SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . .12


PART II
-------
ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . .12

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION . . . . . . . . . . . . . . . . . . . . .15

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .16

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . .24


PART III
--------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE
          EXCHANGE ACT . . . . . . . . . . . . . . . . . . . . . . . . .25

ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .15

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . .27

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .29


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .30

=====================================================================

                                PART I

=====================================================================

                               FORWARD

=====================================================================

     This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

=====================================================================

                   ITEM 1.  DESCRIPTION OF BUSINESS
=====================================================================

     Office Managers, Inc., (the "Company") is a start-up company and has no operating history. The Company is current selling securities pursuant to an effective registration statement on form SB-2. Assuming the Company sells at least the minimum offering amount, as soon as proceeds from the offering are available, the Company will make all arrangements necessary to commence operations, as funds allow.

Company History
---------------

     Office Managers, Inc., was formed as a Nevada corporation on September 19, 2000. The Company's executive offices are located at 136 East South Temple, Suite 1600, Salt Lake City, Utah 84111. Its telephone number is (801) 363-2656. The Company's website, which is currently inactive, is located at www.officemanagers.net.

     Company Strategy

     The Company intends to create a website devoted to address the credit and collections needs of small business and home office owners. The Company's approach involves combining traditional professional service referrals, customer service and office products with the cost effective online medium. The Company's system will include:

                                  4
     . A national network of reliable, qualified professional service providers in the areas of credit, collections and financing from which it will provide referrals to office managers seeking such services.
     . A personalized professional customer service department to interact with, provide referrals to, and address the credit and collections needs of small business and home office owners.
     . Automated online sales of business products in over ten different categories including office supplies, computer hardware and software and furniture.
     .    Access to secure current national, international and
          industry news.
     .    Online advertising.

     Given the in-house resources of larger companies, the Company anticipates the primary market for its service and product offerings
will be owners of small businesses   companies with fewer than 25
employees, and home offices   persons running businesses out of their
homes.

Referrals of Professional Services
----------------------------------

     Initially, the Company will primarily focus its referral services in the areas of credit, collections and financing. The primary target market for the Company's referral services will be owners of small businesses and home offices. The Company believes that most small business owners and home office owners typically rely upon on one or a few credit and collections agencies in the same city or state where their business is located to collect accounts they are unable to collect by themselves. This arrangement works well for collections from in-state customers. As most credit and collections agencies are local or at best regional, however, a problem arises with customers outside the state or region of the business. Most delinquent customers simply ignore threats from out-of-state credit and collection agencies and respond only if and when a collection agency located in the customer's state is retained. The problem for most small business and home office owners is that they do not have the resources of larger companies. Small business and home office owners typically do not know, have access to or have a comfort level with credit and collections professionals outside their immediate locale. The Company's website will seek to eliminate this problem.

     The Company currently knows of no other referral service for credit and collections professionals, outside of local bar association attorney referral systems, which typically receive no fee for referrals. The Company believes there are several reasons why potential clients may prefer our services over those of attorney referral services sponsored by local bar associations. Most small business and home office owners do not have ready access to the phone
numbers of each state's bar agency.   The Company's website, however,
will provide ready easy access to a network of reputable, bonded credit and collections professionals. The Company believes if these business owners can log onto a website and receive a referral to a reputable, bonded credit and collections professional at no cost to them, there will be little incentive for them to go through the hassle of searching for a local attorney referral service. The service provider receiving the referral will pay us a $100 fee. There is absolutely no cost to the business owner for the referral. Moreover, even if the business owner locates a local attorney referral service,

                                  5

typically, there are only minimal standards imposed on local bar association referral services. There is no requirement that they
refer to the best or most competent collections agencies.   Also, many
credit and collections agencies are not strictly law firms and therefore may not even be included in the local bar association referral service at all. Furthermore, the Company believes that many of its potential clients may not even think to contact a bar agency when they are seeking to retain an out of state collections agency.

     The Company will develop a nationwide network of high quality credit and collections professionals. The Company will only accept reputable, bonded professionals as members of our referral network. To assure that customers receive high quality service, the Company will implement a follow up program to seek feedback from all individuals receiving referrals. This follow up program will be designed to evaluate the customers' experiences with the professional to whom they were referred. Based on this feedback, professionals will be evaluated for ongoing suitability as a referral source.

     Development of our Network

     Initially, the Company hopes to include at least three professionals in each major city in the United States in its network. The Company will build its network through an intensive direct marketing program and through word of mouth. To support its direct marketing program, the Company retained the services of MediaComm Marketing International. MediaComm has over 20 years experience in designing and implementing advertising campaigns. Upon completion of this offering, the Company will provide MediaComm with specific criteria for the service providers it wants to include in its referral network. Based on those criteria, MediaComm will identify, contact and screen potential service providers. Following screening by MediaComm, the Company's management will interview potential candidates and decide which, if any, shall be included in the network. MediaComm will also seek to establish relationships with professional organizations that can provide the Company referrals to competent professionals.

     As need demands, the Company will broaden its network to include more professionals in major cities and to extend our network to smaller cities.

     Marketing and Delivery of our Referral Service

     The Company will market its professional service referral system as a credit and collections resource for small business and home office owners. Individuals visiting our site in search of a referral will be directed to call a 1-800 number that will put them in touch with one of the Company's customer service representatives. The customer service representative will ask for information relevant to the caller's location, situation and need. This information will be logged into our database. Based on the information provided, the customer service representative will provide the caller with the name of a professional. The caller will be informed that the professional will contact him within 24 hours. The customer service representative will then contact the professional and disclose the relevant information. If the professional is interested in providing the services needed, the professional will be instructed to contact the caller within 24 hours. The professional will then be billed a $100 referral fee, which will be paid directly to the Company. Following the expiration of the 24-hour period, the customer service

                                  6
representative will contact the caller to assure that he or she was called by the professional, and is satisfied with the referral. If the professional has not contacted the caller, or the caller would like a second referral, another referral will be given.

     In addition to being provided with a referral, the caller will receive a free or significantly discounted initial visit with the professional.

     The Company believes many professionals will be willing to pay the $100 referral fee and provide a free or significantly discounted initial consultation to become a member of our referral network, as these referrals could potentially represent a significant source of income to the professional.

Online Sales of Office Products
-------------------------------

     As a service to its target market, the Company will sell certain office products on its website. The business model for its online office products store will not vary significantly from many of the current office product e-commerce sites. While the Company has not determined the full range of products it may offer, it intends to offer at least 10 different categories of office-related "commodity" type products, including computer hardware and software; office supplies, such as pens, pencils, paper, binders, etc.; furniture; and office machines. The Company's website will provide links to other sites where additional products can be obtained.

     Distribution Network

     Rather than undertake the significant capital expenditures associated with a traditional retail sales operation, we intend to outsource all of the necessary operating infrastructure. The Company believes that outsourcing is key to an efficient and profitable e-commerce model. As part of this strategy, the Company will enter into relationships with distributors in each of its product segments. These distributors will carry the inventory of goods from which products will be picked, packed and shipped directly to our customers. Through this system, the Company can effectively leverage the inventory management and fulfillment capabilities of each of its providers to deliver products cost effectively to our customers. To date, the Company has no agreements with any distributors.

     The Company expects to establish secure electronic connections with each of its providers so that orders placed by its customers will be transmitted directly to the distributor. The orders will be automatically fed into the distributor's system where they will be processed, picked, packed and shipped. The Company anticipates that orders will be processed and ready for shipment within three to five days from the time a customer places an order at our website.

     The Company will seek to establish integrated electronic connections with each of its distribution providers that can provide it with data on inventory quantities, shipping status, shipper tracking numbers and the estimated time of arrival for back-ordered products. The Company's website will provide a direct link from a customer's order information to United Parcel Service and FederalExpress to provide up-to-the-minute information on delivery status.


                                  7
Content
-------

     Not unlike other sites on the internet, visitors to the Company's site will have access to current national, international and industry news. The Company will contract with various news services to provide this information. As need demands, the Company may also hire individuals to provide information on products, technology, industry regulations, news and management. Eventually, the Company will archive historical content, enabling users to research through large databases of information. If the Company believes there is sufficient interest, and it is capable of doing so, it may also accept requests for proposals and related posting and response areas.

Advertising
-----------

     Advertising will be sold throughout the Company's website. The Company anticipates, given the narrow focus of its website, that its site will provide attractive demographics which will appeal to participants in the professional services and office products markets. Attractive rates will be given to affiliates and strategic partners, such as service providers and e-commerce partners.

     While the Company believes its website will provide a positive advertising platform, the primary focus of its website will be providing services, not advertising and its does not intend to aggressively pursue ad sales.

Marketing Strategy
------------------

     Successful internet sites build their business on an understanding of the importance of creating positive and productive relationships among the community. Accordingly, the Company believes its success will be based on a combination of quality content and in-depth, lasting relationships within the community it hopes to develop. The Company will pursue an aggressive brand building strategy, utilizing a combination of innovative online and offline industry methods targeted specifically to key market segments. This will include:

     . Offering content that is tailored for the office management community.
     . Providing superior customer value through a combination of services and delivery mechanisms, broad product selection, fair prices and outstanding customer service.
     . Creating a comfortable, easy to use environment with skilled customer service representatives available to assist customers.

     Direct Sales

     In addition to assisting the Company in establishing its referral network, MediaComm will help the Company develop and implement an extensive marketing campaign focused on contacting small business and home office owners, service providers and product suppliers. This campaign is expected to occur following the completion of the SB-2 offering and will be aimed at creating brand awareness, building the Company's referral network and developing product and distribution relationships.


                                  8
     Advertising

     The Company's online advertising will include:

     .    Content tailored e-mail drops.
     .    Reciprocal web links with other websites.
     .    Presence in web directories.
     .    Selected banner advertising.

     Its offline advertising will include:

     . Articles and ads in internet industry publications, general business magazines and newsprint.
     .    Trade Shows and Conferences.
     .    Direct mail campaigns.
     .    TV and radio spots in selected markets.
     .    Full color brochures.

     The Company's offline advertising campaign will initially be focused in the northeastern United States. Thereafter, as the Company begins to build brand recognition, it will expand its offline advertising to other regions, with the expectation of having a nationwide offline advertising presence within three to five years.

     Direct Marketing

     Pursuant to the Company's agreement with MediaComm, MediaComm will, under its direction, develop and implement a direct marketing campaign for the Company. The Company anticipates this will include performing market research, developing a customized database, conducting direct mailings, direct e-mailings, other direct advertising and undertaking all other necessary activities to create a direct marketing campaign designed to drive traffic to its website.

     Trade Shows and Conferences

     The Company will seek to have a presence at conferences for credit, collections and financing professionals, internet-related business-to-business trade shows and offline office supply trade shows to build brand awareness and relationships with small business and home office owners and industry partners.

     Public Relations

     As discussed above, MediaComm will provide the Company valuable market research and information, manage both its online and offline advertising campaigns and otherwise handle most of the Company's public relations matters.

Technology and Systems
----------------------
     In conjunction with its marketing services, MediaComm has extensive experience in website development and maintenance. The Company has contracted with MediaComm to assist it in designing and constructing its website. MediaComm will also provide ongoing maintenance. The Company has asked MediaComm to primarily rely upon commercially available licensed technologies in building its website. The Company prefers to license available technology whenever possible rather than seek internally-developed solutions.


                                  9
     The Company anticipates its website's front-end will be built on industry standard technologies. The business logic of the site will be contained in a variety of currently available programs. These programs will handle user interface, ordering and customer communications and will operate on redundant servers. If needed, the Company will add additional servers and capacity. The Company's system will include redundant hardware on mission critical components, which it believes can survive the failure of several entire servers with relatively little downtime. The Company will seek to create a system that can quickly and easily expand capacity without significant additional development. The Company will run its key systems below capacity to support anticipated growth.

     Order Processing Applications.

     The Company will use a set of computer software applications for processing each customer order. These applications will charge customer credit cards, print order information, transmit order information electronically to distributors and deposit transaction information into the Company's accounting system. All credit card numbers and financial and credit information will be secured using encryption standards, and the Company will maintain credit card numbers behind appropriate fire walls.

     Intellectual Property

     The Company believes the protection of service marks, trademarks, trade secrets and other intellectual property rights may be critical to its future success. As the Company develops these things, it will seek to rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in products and services. The Company has acquired and registered its domain name with the appropriate regulatory bodies in an effort to protect such. When the Company retains contractors and suppliers to assist it in the development of its products, it intends to have them enter into confidentiality agreements, invention assignment agreements and nondisclosure agreements to limit access to and disclosure of any proprietary information the Company may have or develop. The Company cannot assure that these contractual arrangements or the other steps taken by it to protect the intellectual property it may develop will prove sufficient to prevent misappropriation of technology or to deter independent third party development of similar technologies. As they are created, the Company will pursue the registration of its key trademarks and service marks in the U.S. Effective intellectual property protection, however, may not be available in every country in which the Company's services may be made available in the future. There is also no guarantee that the trademarks or servicemarks for which the Company may apply for registration will offer adequate protection under applicable law.

     As is customary with technology companies, from time to time the Company may receive or become aware of, correspondence claiming potential infringement of other parties' proprietary rights. The Company could incur significant costs and diversion of management time and resources to defend claims regardless of the validity of these claims. The Company may not have adequate resources to defend those claims, and any associated costs and distractions could have a material adverse effect on its business, financial condition and results of operations. As an alternative to litigation, the Company may seek licenses for other parties' intellectual property rights.
The Company may not be successful in obtaining any necessary licenses on commercially reasonable terms, if at all.

                                  10
     Competition

     While the Company is not familiar with any other competitor who is offering exactly the same mix of services and products, it believes that it will be competing in several highly competitive industries and that its principal competitors in these industries have substantially more financial, operating and other resources available to them than the Company. For instance, the Company is aware that there are a number of established referral services with whom it will compete for customers. The Company believes its primary competitors in this area include a number of established privately and publicly operated attorney referral services. Similarly, there are many regionally based credit and collections agencies which can provide referrals within their geographic region. The Company also is aware that there are a growing number of credit and collections agencies who specialize in providing services to a single market segment, such as to medical professionals with whom it will compete for customers. Many of these agencies have been in operation for many years, have strong reputations, substantial client bases and significantly greater assets than the Company.

     The Company also will offer office products to its target market primarily as a convenience and to help build a strong community among its users. While the Company does not envision its online product sales as a primary value driver of its business model, to the extent the Company engages in selling office products, it will be competing in a highly competitive industry dominated by such industry giants as Staples, Office Depot, and Office Max. Clearly, the Company cannot compete directly with these competitors given their significantly greater financial, marketing, technical and other resources and their established reputations in the industry. Moreover, these competitors enjoy economies of scale the Company could never hope to enjoy.

     Employees

     Mr. Hickey and Mr. Rask are currently working about 20 hours per week to meet needs of the Company. As demand requires, Mr. Hickey and Mr. Rask will devote additional time. The Company's directors currently devote little time to our operations, and only on an as needed basis. The Company currently has no employees. It anticipates the need to hire up to 15 employees within the next twelve months. As needed, the Company expects to hire five accounting/billing coordinators, three sales representatives, five customer service representatives, an office manager, a secretary/ receptionist, and an information technology specialist.

     Key Consultants

     In May 2001 the Company retained MediaComm Marketing International to provide services for a term of two years. The Company hired MediaComm based largely on the recommendations of Mr. Hickey and Mr. Blum, both of whom have prior business relations with MediaComm through Ambra Resources and Bluestone, Inc., respectively. MediaComm has been providing marketing and investor relations services to Ambra Resources for five years. The Company retained MediaComm to provide a number of services including developing a direct contact program focused on retaining credit and collections professionals to participate in its referral network, creating an advertising campaign to drive traffic to its website, handling public relations matters and constructing and maintaining the Company's website.


                                  11
     Pursuant to the agreement, MediaComm was to begin providing services in June 2001. Given the Company's current lack of capitalization, at its request MediaComm has verbally agreed to defer the commencement of its services until the conclusion of the currently ongoing registered offering. MediaComm will be paid a fee of $1,000 per month for its services and will be reimbursed for all expenses.
To date, MediaComm has performed no services for the Company and has been paid no money.


=====================================================================

                   ITEM 2.  DESCRIPTION OF PROPERTY

=====================================================================

     The Company's principal executive offices are located in approximately 400 square feet of office space in Salt Lake City, Utah under a one year lease that expires November 2001. The lease agreement for this office space requires monthly rental payments of $2,000. The Company anticipates that within the next six months, it will need to rent approximately 500-1,000 square feet of additional office space which will be used as its operational headquarters.

=====================================================================

                      ITEM 3.  LEGAL PROCEEDINGS

=====================================================================

     No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.

=====================================================================

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

=====================================================================

     No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2001.


=====================================================================

      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

=====================================================================

     The Company's shares are not traded publicly. The Company, however, has registered securities with the SEC and anticipates applying for a listing on the Over the Counter Bulletin Board ("OTCBB") in the future. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividend is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business.

                                  12
     Pursuant to a currently effective SB-2 registration statement, the Company is publicly offering a minimum of 2,000,000 units and a maximum of 6,000,000 units for sale at a price of $.10 per unit. Each unit consists of one share of common stock, one redeemable A warrant to purchase an additional share within one year for $.50 per share and one redeemable B warrant to purchase an additional share within five years for $1.20 per share. The SB-2 registration statement was declared effective by the Securities and Exchange Commission on January 11, 2002. As of March 21, 2002, the Company had received subscriptions to purchase 4,288,500 units from approximately 411 individuals. As sales have exceeded the minimum offering amount, the public offering may continue for a period not to exceed 180 days from the effective date. To date, no units have been issued.

     Currently, none of the Company's outstanding shares of common stock are subject to outstanding options, warrants to purchase or securities convertible into common stock. The Company has not agreed to register shares of common stock held by existing security holders for resale.

     Recent Sales of Unregistered Securities

     On September 19, 2000, 6,000,000 restricted common shares were issued to the Company's President and director, John M. Hickey for $6,000. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

     On September 19, 2000, 2,000,000 restricted common shares were issued to Network Capital Group, Inc., for $2,000. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

     On September 19, 2000, 2,000,000 restricted common shares were issued to Powerwave Systems Corp, for $2,000. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

     On September 19, 2000, 1,500,000 restricted common shares were issued to Precision Technologies, Ltd., for $1,500. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

     On September 19, 2000, 500,000 restricted common shares were issued to Apex Holdings Ltd., for $500. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

     On September 25, 2000, we issued 6,000,000 restricted common shares to Ambra Resources Group, Inc., to acquire the "officemanagers.net" domain name and a partially constructed website. The domain name and website were valued at $25,000. The transaction was effected pursuant to an exemption from registration provided by
Section 4(2) of the Securities Act of 1933.
                                  13
     On October 20, 2000, 5,000,000 restricted common shares were issued to Siam Oceanic Fund, Ltd., an accredited investor, for $50,000. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

     On January 16, 2001, 1,500,000 restricted common shares were issued to Alan Filson for $1,500. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

     On January 16, 2001, 1,000,000 restricted common shares were issued to John Ray Rask, the Company's Secretary and Treasurer and director for $1,000. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

     On January 16, 2001, 1,000,000 restricted common shares were issued to Taurus Corporate Services for $1,000. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions.

     On January 16, 2001, 500,000 restricted common shares were issued to Charles Yourshaw for $500. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

     On January 16, 2001, 500,000 restricted common shares were issued to Dr. Kelly Bowman, an accredited investor, for $500. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

     On January 16, 2001, 1,000,000 restricted common shares were issued to Bluestone, Inc., for $1,000. Wilf Blum, a Company director, may be deemed to be the beneficial owner of the shares held by Bluestone. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

                                  14
     On February 27, 2001, 500,000 restricted common shares were issued to Charles Smith, a Company director, for $500. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

     On February 27, 2001, 500,000 restricted common shares were issued to Alfred McLaughlin, a Company director, for $500. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

=====================================================================

  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

=====================================================================

     The Company's plan of operations for the next twelve months is to raise funds through the offering. In addition to providing capital to help defray various start up expenditures, a principal use of the offering proceeds will be to provide working capital necessary upon commencement of operations until sufficient revenues are generated to cover such operating expenditures. To commence active business operations the Company will need to engage in a number of planning stage and preliminary activities. These activities include purchasing and putting into place the necessary electronic infrastructure to support the Company's website; developing the software to run both the website and the referral databases; finishing construction of the website; negotiating agreements with product suppliers; putting into place the necessary infrastructure to support the Company's e-commerce operations, including order placement, secure payment, and delivery systems; negotiating agreements for content production and delivery; developing a sufficient referral network to begin operations, including negotiating agreements with the service providers on the terms discussed herein; hiring and training sales and marketing and customer service representatives; and formulating and implementing an aggressive marketing campaign to drive the office management community to the Company's website. The Company will undertake these activities upon completion of this offering. The Company expects to have its website, including the software to run it and its referral databases and e-commerce infrastructure, to be operational within 90 days of completion of the offering at a cost of approximately $85,000 to $100,000.

     The primary value driver of the Company's business model will be the referral fees it collects from referrals to collections professionals. The Company does not anticipate product sales to be a significant source of income given that it will rely primarily on third parties to provide and distribute these products. Moreover, the Company will not significantly mark up product prices as it intends to sell the products at competitive prices. Assuming the Company can generate sufficient traffic to its website, the Company may also realize revenue from sales of advertising. The Company does not anticipate advertising sales to generate significant revenue because it does not intend to vigorously pursue advertising sales.

                                  15
     As the Company has not yet developed its referral network, there is no assurance that there will be sufficient demand for its referral service to allow the Company to operate profitably. Moreover, there is substantial uncertainty whether the Company can convince a sufficient number of professional collections agencies that the referrals it will provide will be worth the referral fee they will pay to the Company. If the Company is unsuccessful at creating demand or enrolling sufficient collections professionals into its referral network, it is unlikely the Company can operate profitably.

=====================================================================

                    ITEM 7.  FINANCIAL STATEMENTS

=====================================================================

                [This space intentionally left blank.]
ANDERSEN ANDERSEN & STRONG, L.C.        941 East 3300 South, Suite 202
Certified Public Accountants
and Business Consultants                    Salt Lake City, Utah 84106
Member SEC Practice Section
of the AICPA                                    Telephone 801 486-0096
                                                      Fax 801 486-0098



Board of Directors
Office Managers, Inc.
Salt Lake City, Utah

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Office Managers, Inc. (development stage company) at December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows and for the year ended December 31, 2001 and the period September 19,
2000   to December 31, 2000 and the period September 19, 2000 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Office
Managers Inc. at December 31, 2001   and the results of  operations
and cash flows for the year ended December 31, 2001 and the period September 19, 2000 to December 31, 2000, and the period September 19, 2000 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


Salt Lake City, Utah
March 20, 2002

/s/Andersen Andersen and Strong, L.C.




                                  17

                       OFFICE  MANAGERS,  INC.
                     ( Development Stage Company)
                            BALANCE SHEET
                          December 31, 2001

=====================================================================

ASSETS
CURRENT ASSETS
  Cash                                                      $    35,161
                                                            ------------
     Total Current Assets                                   $    35,161
                                                            ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable                                          $      -
                                                            ------------
     Total Current Liabilities                                     -
                                                            ------------

STOCKHOLDERS' EQUITY

  Common stock
     50,000,000 shares authorized, at $0.001 par value;
     29,500,000 shares issued and outstanding                    29,500

  Capital in excess of par value                                 64,310

  Deficit accumulated during the development stage              (58,649)
                                                            ------------
     Total Stockholders'  Equity                                 35,161
                                                            ------------
                                                            $    35,161
                                                            ============

           The accompanying notes are an integral part of
                     these financial statements.
                                  18
                       OFFICE  MANAGERS,  INC.
                     ( Development Stage Company)
                       STATEMENT OF OPERATIONS
         For the Year Ended December 31, 2001 and the Period
        September 19, 2000 to December 31, 2000 and the Period
     September 19, 2000 (Date of Inception) to December 31, 2001

=====================================================================

                                                                    Sept.
                                                                  19, 2000
                                          Dec 31,     Dec 31,      to Dec
                                           2001        2000       31, 2000
                                       ----------- -----------  -----------
REVENUES                               $    -      $    -       $    -
                                       ----------- -----------  -----------
EXPENSES
  Administrative                           11,639      22,010       33,649
  Development of web site -
   preliminary project stage                 -         25,000       25,000
                                       ----------- -----------  -----------

                                           11,639      47,010       58,649
                                       ----------- -----------  -----------
NET LOSS                               $  (11,639) $  (47,010)  $  (58,649)
                                       =========== ===========  ===========

NET LOSS PER COMMON SHARE

  Basic                                $    -      $    -
                                       ----------- -----------



AVERAGE OUTSTANDING SHARES

  Basic                                29,500,000  13,000,000
                                       ----------- -----------



            The accompanying notes are an integral part of
                     these financial statements.
                                  19
                       OFFICE  MANAGERS,  INC.
                     ( Development Stage Company)
             STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
        For the Period September 19, 2000 (Date of Inception)
                        to December  31, 2001

=====================================================================

                                                   Capital in
                                 Common Stock      Excess of   Accumulated
                              Shares       Amount   Par Value      Deficit
                          -----------  ----------- -----------  -----------
Balance September
  19, 2000                         -   $       -   $       -    $       -

Issuance of common
  stock for cash at
  $.001 - September
  19, 2000                16,000,000       16,000          -            -

Issuance of common
  stock for web
  site - September
  25, 2000 - Note 3        6,000,000        6,000      19,000           -

Issuance of common
  stock for cash at
  $.01 - October
  10, 2000                 5,000,000        5,000      44,810           -

Net operating loss
  for the period
  September 19, 2000
  to December
  31, 2000                        -            -           -       (47,010)
                          -----------  ----------- -----------  -----------
Balance December
  31, 2000                27,000,000       27,000      63,810      (47,010)

Issuance of common
  stock for cash
  at $.0012 -
  January 2001             2,500,000        2,500         500           -

Net operating loss
  for the year ended
  December 31, 2001               -            -           -       (11,639)
                          -----------  ----------- -----------  -----------
Balance December
  31,  2001               29,500,000   $   29,500  $   64,310   $  (58,649)
                          ===========  =========== ===========  ===========







           The accompanying notes are an integral part of
                     these financial statements.
                                  20
                       OFFICE  MANAGERS,  INC.
                    ( Development  Stage Company)
                       STATEMENT OF CASH FLOWS
         For the Year Ended December 31, 2001 and the Period
        September 19, 2000 to December 31, 2000 and the Period
     September 19, 2000 (Date of Inception) to December 31, 2001

=====================================================================

                                                                    Sept.
                                                                  19, 2000
                                          Dec 31,     Dec 31,      to Dec
                                           2001        2000       31, 2000
                                       ----------- -----------  -----------
CASH FLOWS FROM
  OPERATING ACTIVITIES

  Net loss                             $  (11,639) $  (47,010)  $  (58,649)
  Adjustments to reconcile
   net loss to net cash
   provided by operating
   activities

     Issuance of capital
      stock for web site                       -       25,000       25,000
                                       ----------- -----------  -----------
     Net Decrease in Cash
     From Operations                      (11,639)    (22,010)     (33,649)
                                       ----------- -----------  -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES                                   -           -            -
                                       ----------- -----------  -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES

  Proceeds from issuance of
    common stock                            3,000      65,810       68,810
                                       ----------- -----------  -----------
  Net Increase (Decrease)
  in Cash                                  (8,639)     43,800       35,161

     Cash at Beginning of Period           43,800          -            -
                                       ----------- -----------  -----------
     Cash at End of Period             $   35,161  $   43,800   $   35,161
                                       =========== ===========  ===========
NON CASH FLOWS FROM
OPERATING ACTIVITIES
  Issuance of 6,000,000
  common shares for web
  site - 2000                                                   $   25,000
                                                                -----------


           The accompanying notes are an integral part of
                     these financial statements.
                                  21

                       OFFICE  MANAGERS,  INC.
                     ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS

=====================================================================

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 19, 2000 with authorized common stock of 50,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing a web site on the World Wide Web devoted exclusively to office managers for the purpose of delivering professional services and office products over the internet.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not  adopted a policy regarding payment of dividends.

Income Taxes
------------

On December 31, 2001, the Company had a net operating loss carry forward of $58,649. The tax benefit of approximately $17,595 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2022.

Basic  Net Income (Loss) Per Share
----------------------------------
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

Amortization of Web Site
------------------------

Costs of the preliminary development of the web site are expensed as incurred and costs of the application and post- implementation are capitalized and amortized over the useful life of the fully developed web site.




                                  22
                       OFFICE  MANAGERS,  INC.
                     ( Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS (Continued)

=====================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash, are considered by management to be their estimated fair values.

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No.
130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.  ACQUISITION OF WEB SITE

On September 25, 2000 the Company acquired the web site and the domain name "officemanagers.net", (which was in the preliminary development stage) from Ambra Resources, Inc.(a related party), by the issuance of 6,000,000 common shares of the Company, for the purpose of pursuing its business interest as outlined in note 1. The value of the web site was recorded at $25,000, the acquisition cost to Ambra Resources, Inc., before the sale to the Company.

Costs of the preliminary development of the web site are expensed as incurred and costs of the application and post- implementation will be capitalized and amortized over the useful life of the fully developed web site.




                                  23

                       OFFICE  MANAGERS,  INC.
                     ( Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS (Continued)

=====================================================================

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors  have acquired 51 % of the common stock  issued.

Ambra Resources, Inc. (a related party) received 6,000,000 common shares of the Company in exchange for the web site outlined in note 3.

5.  CAPITAL STOCK

Since its inception the Company has completed private placement offerings of 23,500,000 common shares for $68,810.

The Company completed the filing of an offering for the sale of 2,000,000 to 6,000,000 units a $.10 per unit. Each unit consists of one share of common stock, one redeemable A warrant to purchase an additional common share at $.50 within one year, and one redeemable B warrant to purchase an additional common share at $1.20 within five years.

On the date of this report 4,288,500 units had been sold for $428,850 and placed in escrow pending the closing of the offering.

6.  CONTINUING LIABILITIES

On May 22, 2001 the Company entered into a service agreement with Media-Comm Marketing International , Inc. to further develop the web site acquired by the Company. The agreement will become effective on the completion of the offering outlined in note 5.


=====================================================================

      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

=====================================================================

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.



                                  24
=====================================================================

  ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

=====================================================================

  The following table sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors.


     Name                      Age      Term Served     Positions with the
                                           As                 Company
                                          Director
                                          /Officer
     ------------------      -------- ---------------  --------------------
     John M. Hickey               59    January 2001        President

                                      September 2000         Director
     ------------------      -------- ---------------  --------------------
     John Ray Rask                49    January 2001   Secretary/Treasurer

                                      September 2000         Director
     ------------------      -------- ---------------  --------------------
     Charles Smith                61   February 2001         Director
     ------------------      -------- ---------------  --------------------
     Wilf Blum                    48   February 2001         Director
     ------------------      -------- ---------------  --------------------
     Alfred McLaughlin            55   February 2001         Director
     ------------------      -------- ---------------  --------------------

     The above individuals will serve as officers and/or directors. None of the officers or directors are related. A brief description of their positions, proposed duties and their background and business experience follows:

     John M. Hickey. From 1995 to present Mr. Hickey has worked for Ambra Resources Group, Inc., a company engaged in the acquisition of interests in gas and oil properties. According to the Form 10-KSB filed by Ambra Resources in April 2001, Ambra Resources had total assets of $2,005,083 and revenue of $28,350 for the year ended June 30, 2001. From inception in January 1984 to June 30, 2001, Ambra reported a cumulative net loss of $5,124,710. Ambra currently has three full time employees. Mr. Hickey began with Ambra Resources as the General Manager. In 1996, he became the President and a director of Ambra Resources. Mr. Hickey is primarily responsible for the day to day operations of Ambra Resources. Mr. Hickey currently devotes approximately 20 hours per week to Office Managers. He will devote additional time as need requires.


                                  25
     John Ray Rask. Since the early 1980's Mr. Rask has been owner and operator of Ray's Income Tax Service, a company which specialized in bookkeeping and the preparation of income tax returns. Since 1996, Mr. Rask has also served as the Secretary and a director of Ambra Resources Group, Inc. Mr. Rask currently devotes approximately 20 hours per week to Office Managers. He will devote additional time as need requires.

     Charles Smith. Mr. Smith earned a degree in Transpersonal Psychology and Holotropic Breathwork from Grof Transpersonal Training Institute, Mill Valley, California, in 1996. Since that time, he has taught workshops in this process in Austria, China, Argentina, Chile, Canada and the United States. Currently, he is working in cooperation with Dr. Vera Casali of the Department of Psychology, Pontificia Universidade Catolica de Sao Paulo, Brazil, teaching this process to students of that University. Mr. Smith devotes time to Office Managers on an as needed basis.

     Wilf Blum. In August 1999, Mr. Blum founded and became president of Bluestone, Inc., a financial public relations firm. Mr. Blum continues to serve as president of Bluestone. From November 1997 to August 1999, Mr. Blum served as president of Commercial Concepts, Inc., where he was generally responsible for the operations of the company, including website development and acquisitions. From January 1995 to November 1997, Mr. Blum was a real estate agent specializing in land development and commercial projects. Mr. Blum devotes time to Office Managers on an as needed basis.

     Alfred McLaughlin. Mr. McLaughlin is a professional astrologer and investment counselor. Since 1971 he has been self employed as a consultant providing investment advice. From 1979-1981, Mr. McLaughlin appeared regularly on CFAX radio, Victoria, B.C., to provide advice. From 1997 to 2000, Mr. McLaughlin wrote weekly syndicated advice columns for The Georgia Straight and The Calgary Straight. McLaughlin devotes time to Office Managers on an as needed basis.

     Compliance with Section 16(a) of the Exchange Act

     Because the Company has no securities registered pursuant to
Section 12 of the Exchange Act, its officers, directors and principal stockholders are not subject to the reporting obligations of Section 16(a) of the Exchange Act.


=====================================================================

                   ITEM 10.  EXECUTIVE COMPENSATION

=====================================================================

     To date the Company has no employees other than its officers. Neither the Company's officers nor directors have been paid any compensation. Moreover, the Company presently has no formal employment agreements or other contractual arrangements with its officers or directors or any one else regarding the commitment of time or the payment of salaries or other compensation. When funds allow, the Company anticipates that its officers will be offered a compensation package.

Employment Contracts and Termination of Employment and Change in
Control Arrangement

                                  26
     In the past three years no executive officer has received any amounts in connection with an executive officer's resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company of a change in the executive officer's responsibilities after a change in control.

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

=====================================================================

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

======================================================================

     The following table sets forth as of March 6, 2002, the name and number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 29,500,000 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

     The term "beneficial owner" refers to both the power of investment (the right to buy and sell) and rights of ownership (the right to receive distributions from the company and proceeds from sales of the shares). Inasmuch as these rights or shares may be held by more than one person, each person who has a beneficial ownership interest in shares is deemed the beneficial owners of the same shares because there is shared power of investment or shared rights of ownership.


                                     Amount of    % of Class      % of
                                    Beneficial        Before   Class After
Name and Address                     Ownership      Offering    Offering *
-------------------------           -----------   -----------  ------------
John M. Hickey                       6,000,000         20.3%         17.9%
1601-1415 West Georgia Street
Vancouver, B.C. V6G 3C8

John M. Hickey                       6,000,000         20.3%         17.9%
Ambra Resources Group, Inc.
610-800 West Pender Street
Vancouver, B.C. V6C 2V6

Robert L. Card
Siam Oceanic Fund Ltd.               5,000,000         16.9%         14.9%
Suite 316 -
744 West Hastings Street
Vancouver, B.C. V6C 1A5

                                  27
Eric Smith
Network Capital Group, Inc.          2,000,000          6.8%          6.0%
P.O. Box 61 Front Street
Churchill Building
Grand Turk, Turks & Caicos Islands

Mavis Smith
Powerwave Systems Corp.              2,000,000          6.8%          6.0%
P.O. Box 170 Front Street
Churchill Building
Grand Turk, Turks & Caicos Islands

Marilyn Williams
Precision Technologies Ltd.          1,500,000          5.1%          4.5%
101 East Hill Place
Market Street N.
Nassau, Bahamas

John Ray Rask                        1,000,000          3.4%          3.0%
1909 Monroe Ave.
Butte, Montana 59701

Charles Smith                          500,000          1.7%          1.5%
Rua Tavares Bastos, 103
05012-020
Sao Paulo S.P. Brasil

Wilf Blum                            1,000,000          3.4%          3.0%
Bluestone, Inc.
136 East South Temple, Suite 1600
Salt Lake City, Utah 84111

Alfred McLaughlin                      500,000          1.7%          1.5%
Apt. #1205
7376 Halifax Street
Burnaby, B.C. V5A-1M5

----------------------------------------------------------------------

All officers and directors
as a group (5 persons)              15,000,000         50.8%         44.8%
----------------------------------------------------------------------
     TOTAL                          25,500,000         86.4%         76.1%
----------------------------------------------------------------------


* Assumes that 4,000,000 units are sold in currently effective registered offering.

     Mr. Hickey and Mr. Rask are officers and directors. Mr. Smith, Mr. Blum, and Mr. McLaughlin are directors.

                                  28


=====================================================================

       ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

=====================================================================

     We have issued shares to the following officers, directors, promoters and beneficial owners of more than 5% of our outstanding securities.


                                                       Relationship
                             Number     Consideration    to Office     Date
of
Name                       of Shares        Given        Managers
Issuance
--------------------      -----------  --------------  ------------
-----------
John Hickey                6,000,000          $6,000     President
09/19/00
John Ray Rask              1,000,000           1,000     Secretary
01/16/01
Bluestone, Inc.
(Wilf Blum)               1,000,000           1,000      Director
01/16/01
Charles Smith                500,000             500      Director
02/27/01
Alfred McLaughlin            500,000             500      Director
02/27/01
Network Capital
Group, Inc.               2,000,000           2,000             *
09/19/00
Powerwave Systems
Corp.                     2,000,000           2,000             *
09/19/00
Precision
Technologies Ltd.         1,500,000           1,500             *
09/19/00
Ambra Resources, Inc.      6,000,000              (1)            *
09/25/00
Siam Oceanic
Fund, Ltd.                5,000,000          50,000             *
10/20/00
Alan Filson                1,500,000           1,500             *
01/16/01

     *    Holder of 5% or more of our outstanding securities.

     (1) We issued 6,000,000 to Ambra Resources, Inc., for the officemanagers.net domain name and a partially constructed website which is currently non-operational. The domain name and website were valued at $25,000, which was the price Ambra Resources paid to acquire the domain name and website from an unrelated third party.


                                  29
=====================================================================

              ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

=====================================================================

(a)  Reports on Form 8-K.

     None.

(b)  Exhibits.

SEC            Exhibit
Reference      No.       Document                                  Location
----------     -------   -----------------------------------       --------
3              3.01      Articles of Incorporation                      (1)

3              3.02      Amended Articles of Incorporation              (1)

3              3.03      By-Laws                                        (1)

4              4.01      Warrant Agency Agreement
                                                                        (2)

4              4.02      Specimen Redeemable "A" Warrant                (2)

4              4.03      Specimen Redeemable "B" Warrant                (2)

10             10.01     Services Agreement with MediaComm              (2)
                         Marketing International, Inc.

10             10.02     Fund Impound Agreement                         (2)

     (1)  Incorporated by reference to the Form SB-2 Registration
Statement filed by the Company on December 4, 2000.
     (2) Incorporated by reference to the Form SB-2/A-1 Registration Statement, as amended, filed by the Company on June 26, 2001.



                                  30
=====================================================================

                              SIGNATURES
=====================================================================

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                                OFFICE MANAGERS, INC.


Date: March 22, 2002            By /s/ John M. Hickey
                                ------------------------------------
                                   John M. Hickey, President and
                                   Director

Date: March 22, 2002            By /s/ John Ray Rask
                                ------------------------------------
                                    John R. Rask, Secretary/Treasurer
                                    and Director



















                                  31