Form 10QSB
period 2002-03-31
OFFICE MANAGERS INC
filed 2002-05-15
CIK 741017

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
   March 31, 2002                                            333-51180


                           OFFICE MANAGERS, INC.
                          -----------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                  --------
       (State or other jurisdiction of incorporation or organization)

                                 87-0661638
                                -----------
                    (I.R.S. Employer Identification No.)

       136 East South Temple, Suite 1600, Salt Lake City, Utah 84111
       --------------------------------------------------------------
                  (Address of principal executive offices)

                               (801) 363-2656
                              ----------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:           None
                                                                       ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            X   Yes         No
          -----       -----

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

Common stock, par value $.001; 29,500,000 shares outstanding as of May 14, 2002
PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The accompanying balance sheets of Office Managers, Inc. ( development stage company) at March 31, 2002 and December 31, 2001, and the related statement of operations and cash flows for the three months ended March 31, 2002, and 2001 and the period September 19, 2000 to March 31, 2002 have been prepared by the Company's management in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                   [This space intentionally left blank.]
                          OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                               BALANCE SHEETS
                    March 31, 2002 and December 31, 2001

==========================================================================

                                                     Mar 31,      Dec 31,
                                                      2002         2001
                                                   -----------  -----------
ASSETS
CURRENT ASSETS

  Cash                                             $  465,583   $   35,161
                                                   -----------  -----------
     Total Current Assets                          $  465,583   $   35,161
                                                   ===========  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable                                 $    -       $    -
                                                   -----------  -----------
     Total Current Liabilities                          -            -
                                                   -----------  -----------

STOCKHOLDERS' EQUITY

  Common stock
   50,000,000 shares authorized, at $0.001
   par value;
     29,500,000 shares issued and outstanding          29,500       29,500
  Capital in excess of par value                       64,310       64,310
  Stock subscriptions received - note 5               441,800         -
  Deficit accumulated during the
   development stage                                  (70,027)     (58,649)
                                                   -----------  -----------

   Total Stockholders'  Equity                        465,583       35,161
                                                   -----------  -----------
                                                   $  465,583   $   35,161
                                                   ===========  ===========





The accompanying notes are an integral part of these financial statements.

                          OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                          STATEMENT OF OPERATIONS
        For the Three Months Ended March 31, 2002 and 2001 and the
      Period September 19, 2000 (Date of Inception) to March 31, 2002

==========================================================================

                                      Mar 31,      Mar 31,    Sept 19, 2000
                                       2002          2001   to Mar 31, 2002
                                    -----------  -----------    -----------
REVENUES                             $    -       $    -        $     -

EXPENSES

  Administrative                        11,378        5,405         45,027
  Development of web site -
   preliminary project stage              -            -            25,000
                                    -----------  -----------    -----------
                                       11,378         5,405         70,027
                                    -----------  -----------    -----------
NET LOSS                            $  (11,378)  $   (5,405)    $  (70,027)
                                    ===========  ===========    ===========

NET LOSS PER COMMON SHARE

  Basic                              $    -       $    -
                                    -----------  -----------


AVERAGE OUTSTANDING SHARES

  Basic (stated in 1000's)              29,500       29,500
                                    -----------  -----------



 The accompanying notes are an integral part of these financial statements
                          OFFICE  MANAGERS,  INC.
                       ( Development  Stage Company)
                          STATEMENT OF CASH FLOWS
        For the Three Months Ended March 31, 2002 and 2001 and the
       Period September 19, 2000 (Date of Inception) to March 31, 2002

==========================================================================

                                                              Sept 19, 2000
                                       Mar 31,      Mar 31,      to Mar 31,
                                         2002        2001           2002
                                    -----------  -----------    -----------
CASH FLOWS FROM
  OPERATING ACTIVITIES

  Net loss                          $  (11,378)  $   (5,405)    $  (70,027)
  Adjustments to reconcile net
   loss to net cash provided by
   operating activities
     Change in accounts payable           -           3,300           -
     Issuance of capital stock
       for web site                       -            -            25,000
                                    -----------  -----------    -----------
     Net Decrease in Cash
     From Operations                   (11,378)      (2,105)       (45,027)
                                    -----------  -----------    -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES
                                          -            -              -
                                    -----------  -----------    -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES

  Stock subscriptions
   received - note 5                   441,800         -           441,800
  Proceeds from issuance of
   common stock                           -            -            68,810
                                    -----------  -----------    -----------
  Net Increase (Decrease) in Cash      430,422       (2,105)       465,583

  Cash at Beginning of Period           35,161       43,800           -
                                    -----------  -----------    -----------
  Cash at End of Period             $  465,583   $   41,695     $  465,583
                                    ===========  ===========    ===========

NON CASH FLOWS FROM
OPERATING ACTIVITIES
  Issuance of  6,000,000 common
   shares for web site - 2000       $   25,000



 The accompanying notes are an integral part of these financial statements.
                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

==========================================================================

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 19, 2000 with authorized common stock of 50,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing a web site on the World Wide Web devoted exclusively to the credit and collections needs of small business and home office owners for the purpose of delivering professional services and products over the internet.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------
The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------
The Company has not  adopted a policy regarding payment of dividends.

Income Taxes
------------
On March 31, 2002, the Company had a net operating loss carry forward of $70,027. The tax benefit of approximately $21,008 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.
The net operating loss will expire in 2022.

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

                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)

==========================================================================

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

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject the Company to significant concentration of credit risk consists of cash. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are otherwise in financial institutions of high credit quality.

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

                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)

==========================================================================

Costs of the preliminary development of the web site are expensed as incurred and costs of the application and post- implementation will be capitalized and amortized over the useful life of the fully developed web site.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and Ambra Resources, Inc.  have acquired   51 % of the
common stock issued. Ambra Resources, Inc. (an affiliate) received 6,000,000 common shares of the Company in exchange for the web site outlined in note 3.

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

On March 31, 2002, 4,418,000 units had been sold for $441,800 and placed in escrow pending the closing of the offering.

6.  CONTINUING LIABILITIES

On May 22, 2001, the Company entered into a service agreement with Media-Comm Marketing International , Inc. to further develop the web site acquired by the Company. The agreement will become effective on the completion of the offering outlined in note 5.


ITEM 2.  Plan of Operations

      This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. Actual results may differ materially depending on a variety of factors.



General
-------
      Office Managers, Inc., (the "Company") is a start-up company and has no operating history. Pursuant to a currently effective SB-2 registration statement, the Company is publicly offering a minimum of 2,000,000 units and a maximum of 6,000,000 units for sale at a price of $.10 per unit.
Each unit consists of one share of common stock, one redeemable A warrant to purchase an additional common share within one year for $.50 per share and one redeemable B warrant to purchase an additional common share within five years for $1.20 per share. The SB-2 registration statement was declared effective by the Securities and Exchange Commission on January 11, 2002 and may continue for up to 180 days. As of March 31, 2002, the Company had received subscriptions to purchase 4,418,000 units. To date, the Company has not yet broken escrow and no units have been issued. Once the Company closes the offering it will make all arrangements necessary to commence operations, as funds allow.

      Office Managers, Inc., intends to create a comprehensive website devoted to addressing the credit and collections needs of small business and home office owners. Our approach will combine traditional professional service referrals, customer service and office products with the cost effective online medium. Our system will include:

     . A national network of reliable, qualified professional service providers in the areas of credit, collections and financing.
     . A personalized professional customer service department to interact with, provide referrals to, and address the credit and collections needs of small business and home office owners.
     . Automated online sales of business products in over ten different categories including, office supplies, computer hardware and software and furniture.
     .    Access to secure current national, international and industry news.
     .    Online advertising.

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

     As the Company has not yet developed its referral network, there is no assurance that there will be sufficient demand for its referral service to allow the Company to operate profitably. Moreover, there is substantial uncertainty whether the Company can convince a sufficient number of professional collections agencies that the referrals it will provide will be worth the referral fee they will pay to the Company. If the Company is unsuccessful in creating demand or enrolling sufficient collections professionals into its referral network, it is unlikely the Company can operate profitably.


     The Company's plan of operations for the next twelve months is to finish fund raising through the SB-2 offering. In addition to providing capital to help defray various start up expenditures, a principal use of the offering proceeds will be to provide working capital necessary upon commencement of operations until sufficient revenues are generated to cover such operating expenditures. To commence active business operations the Company will need to engage in a number of planning stage and preliminary activities. These activities include purchasing and putting in place the necessary electronic infrastructure to support the Company's website; developing software to run both the website and the referral databases; finishing construction of the website; negotiating agreements with product suppliers; putting in place the necessary infrastructure to support the Company's e-commerce operations, including order placement, secure payment, and delivery systems; negotiating agreements for content production and delivery; developing a sufficient referral network to begin operations, including negotiating agreements with service providers on the terms discussed herein; hiring and training sales and marketing and customer service representatives; and formulating and implementing an aggressive marketing campaign to drive the office management community to the Company's website. The Company expects to have its website, including the software to run it and its referral databases and e-commerce infrastructure, operational within 90 days of completion of the offering at a cost of approximately $85,000 to $100,000.

     The Company currently has no employees other than its officers. The Company anticipates the need to hire up to 15 employees within the next twelve months. As needed, the Company expects to hire five accounting/billing coordinators, three sales representatives, five customer service representatives, an office manager, a secretary/ receptionist, and an information technology specialist.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended March 31, 2002.

     The Company issued no securities, which were not registered under the Securities Act of 1933, during the quarter ended March 31, 2002.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

      Reports on Form 8-K

      No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 2002.

      (B) Exhibits. The following exhibits are included as part of this report:

    None.


                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Office Managers, Inc.


May 14, 2002                         /S/ John M. Hickey
                                     -----------------------------------
                                     John M. Hickey, President




May 14, 2002                         /S/ John Ray Rask
                                     -----------------------------------
                                     John Ray Rask, Secretary