Form 10QSB
period 2002-06-30
OFFICE MANAGERS INC
filed 2002-08-20
CIK 741017

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
   June 30, 2002                                             333-51180


                           OFFICE MANAGERS, INC.
                           ---------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                  -------
       (State or other jurisdiction of incorporation or organization

                                 87-0661638
                                 ----------
                    (I.R.S. Employer Identification No.)

       136 East South Temple, Suite 1600, Salt Lake City, Utah 84111
       --------------------------------------------------------------
                  (Address of principal executive offices)

                               (801) 363-2656
                              ---------------
            (Registrant's telephone number, including area code)

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

PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

     The accompanying balance sheets of Office Managers, Inc. ( development stage company) at June 30, 2002 and December 31, 2001, and the related statement of operations and cash flows for the three months and six months ended June 30, 2002, and 2001 and the period September 19, 2000 to June 30, 2002 have been prepared by the Company's management in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                   [This space intentionally left blank.]
                          OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                               BALANCE SHEETS
                    June 30, 2002 and December 31, 2001

===========================================================================
                                                      Jun 30,      Dec 31,
                                                       2002         2001
                                                   -----------  -----------

ASSETS
CURRENT ASSETS

 Cash                                              $  330,208  $    35,161
                                                   -----------  -----------
  Total Current Assets                                330,208       35,161
                                                   -----------  -----------
 Equipment - net of accumulated depreciation           10,611         -
                                                   -----------  -----------
                                                   $  340,819  $    35,161
                                                   ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

 Accounts payable                                  $     -     $      -
                                                   -----------  -----------
  Total Current Liabilities                              -            -
                                                   -----------  -----------
STOCKHOLDERS' EQUITY

 Common stock
   50,000,000 shares authorized, at $0.001
   par value; 29,500,000 shares issued and
   outstanding on June 30, 2002                        29,500       29,500
 Capital in excess of par value                        64,310       64,310
 Stock subscriptions received - note 5                 403,250        -
 Deficit accumulated during the development stage    (156,241)     (58,649)
                                                   -----------  -----------
  Total Stockholders'  Equity                         340,819       35,161
                                                   -----------  -----------
                                                   $  340,819  $    35,161
                                                   ===========  ===========


 The accompanying notes are an integral part of these financial statements.
                                     3





                                        OFFICE  MANAGERS, INC.
                        (Development Stage Company)
                          STATEMENT OF OPERATIONS
     For the Three and Six Months Ended June 30, 2002 and 2001 and the
       Period September 19, 2000 (Date of Inception) to June 30, 2002

=====================================================================================

                                         Three Months                    Six Months        Sept 19,
                                         ---------------------             ---------------------      2000 to
                                Jun 30,    Jun 30,    Jun 30,    Jun 30,     Jun 30,
                                 2002       2001       2002       2001        2002
                              ---------- ---------- ---------- ----------  ----------
REVENUES                      $    -     $    -     $    -     $    -      $    -
                              ---------- ---------- ---------- ----------  ----------
EXPENSES
 Administrative                  83,631      5,405     93,565      7,580     123,187
  Development of web site -
   preliminary project stage      4,027       -         4,027       -         33,054
                              ---------- ---------- ---------- ----------  ----------
                                 86,214      5,405     97,592      7,580     156,241
                              ---------- ---------- ---------- ----------  ----------
NET LOSS                      $  86,214  $   5,405  $ (97,592) $  (7,580)  $(156,241)
                              ========== ========== ========== ==========  ==========
NET LOSS PER COMMON SHARE

 Basic                        $    -     $    -     $    -     $    -
                              ---------- ---------- ---------- ----------

AVERAGE OUTSTANDING SHARES

 Basic (stated in 1000's)        29,500     29,500     29,500     29,500
                              ---------- ---------- ---------- ----------



 The accompanying notes are an integral part of these financial statements
                                     4

                          OFFICE  MANAGERS,  INC.
                       ( Development  Stage Company)
                          STATEMENT OF CASH FLOWS
         For the  Six Months Ended June 30, 2002 and 2001 and the
       Period September 19, 2000 (Date of Inception) to June 30, 2002

=====================================================================================

                                                     Jun 30,     Jun 30,      Jun 30,
                                                      2002        2001         2002
                                                 ----------- -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                       $   (97,592) $   (7,580) $  (156,241)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities

   Depreciation                                         559        -             559
   Change in accounts payable                          -            500         -
   Issuance of capital stock for web site              -           -          25,000
                                                 ----------- -----------  -----------
   Net Decrease in Cash From Operations             (97,033)     (7,080)    (130,682)
                                                 ----------- -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                              (11,170)       -         (11,170)
                                                 ----------- -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Stock subscriptions received -
  net of refunds -  note 5                          403,250        -         403,250
 Proceeds from issuance of common stock              -            2,500       68,810
                                                 ----------- -----------  -----------
   Net Increase (Decrease) in Cash                   95,047      (4,580)     330,208
                                                 ----------- -----------  -----------
   Cash at Beginning of Period                       35,161      43,800        -
                                                 ----------- -----------  -----------
   Cash at End of Period                        $   330,208  $   39,220  $   330,208
                                                 =========== ===========  ===========
NON  CASH  FLOWS  FROM OPERATING ACTIVITIES
 Issuance of  6,000,000 common shares for
  web site - 2000                                                        $    25,000
                                                                          -----------

 The accompanying notes are an integral part of these financial statements.
                                     5
                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
===========================================================================

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 19, 2000 with authorized common stock of 50,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing a web site on the World Wide Web devoted exclusively to office managers for the purpose of delivering office products and related professional services over the internet.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------
The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------
The Company has not  adopted a policy regarding payment of dividends.

Income Taxes
------------
On June 30, 2002, the Company had a net operating loss carry forward of $156,241. The tax benefit of approximately $46,872 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2023.

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


                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)

===========================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject the Company to significant concentration of credit risk consists of cash. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are other wise in financial institutions of high credit quality.

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

3.  ACQUISITION OF WEB SITE

On September 25, 2000 the Company acquired the web site and the domain name "officemanagers.net", (which was in the preliminary development stage) from Ambra Resources, Inc.(an affiliate), by the issuance of 6,000,000 common shares of the Company, for the purpose of pursuing its business interest as outlined in note 1. The value of the web site was  recorded  at $25,000,
 the acquisition cost to Ambra  Resources, Inc.,   before the sale to the
Company.

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




                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)

===========================================================================

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

On June 30, 2002, 4,032,500 units had been sold for $403,250 and placed in escrow pending the closing of the offering.

6.  CONTINUING   LIABILITIES

On May 22, 2001 the Company entered into a service agreement with Media-Comm Marketing International , Inc. to further develop the web site acquired by the Company. The agreement will become effective on the completion of the offering outlined in note 5.

The accompanying balance sheets of Office Managers, Inc. ( development stage company) at June 30, 2002 and December 31, 2001, and the related statement of operations and cash flows for the three and six months ended June 30, 2002, and 2001 and the period September 19, 2000 to June 30, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.


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



General
-------
     Office Managers, Inc., (the "Company") is a start-up company and has no operating history. On July 10, 2002, the Company completed a public offering. The Company publicly offered a minimum of 2,000,000 units and a maximum of 6,000,000 units for sale at a price of $.10 per unit. Each unit consisted of one share of common stock, one redeemable A warrant to purchase an additional common share within one year for $.50 per share and one redeemable B warrant to purchase an additional common share within five years for $1.20 per share. The SB-2 registration statement under which the Company made this public offering was declared effective by the Securities and Exchange Commission on January 11, 2002. The Company received subscriptions to purchase 5,240,500 units and total funds received was $524,050. The Company has broken escrow and the units are currently being issued. The Company has begun to make arrangements to commence operations.

     Office Managers, Inc., intends to create a comprehensive website devoted to addressing the credit and collections needs of small business and home office owners. The Company's approach will combine traditional professional service referrals, customer service and office products with the cost effective online medium. The Company's system will include:

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

     The Company's plan of operations for the next twelve months is use the funds raised through the SB-2 offering to provide capital to help defray start up expenditures. The offering proceeds will be used primarily to provide working capital until sufficient revenues are generated to cover such operating expenditures or until funds from the offering run out. The Company is in the process of undertaking a number of planning stage and preliminary activities. These activities include purchasing and putting in place the necessary electronic infrastructure to support the Company's website; developing software to run both the website and the referral databases; finishing construction of the website; negotiating agreements with product suppliers; putting in place the necessary infrastructure to support the Company's e-commerce operations, including order placement, secure payment, and delivery systems; negotiating agreements for content production and delivery; developing a sufficient referral network to begin operations, including negotiating agreements with service providers on the terms discussed herein; hiring and training sales and marketing and customer service representatives; and formulating and implementing an aggressive marketing campaign to drive the office management community to the Company's website. The Company expects to have its website, including the software to run it and its referral databases and e-commerce infrastructure, operational during the fourth quarter of 2002, at a cost of approximately $85,000 to $100,000.

     The Company currently has no employees other than its officers. The Company anticipates the need to hire up to 15 employees within the next twelve months. As needed, the Company expects to hire five accounting/billing coordinators, three sales representatives, five customer service representatives, an office manager, a secretary/ receptionist, and an information technology specialist.


                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended June 30, 2002.

     The Company issued no securities, which were not registered under the Securities Act of 1933, during the quarter ended June 30, 2002.

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended June 30, 2002.

     The Company issued no securities, which were not registered under the Securities Act of 1933, during the quarter ended June 30, 2002.

     On January 11, 2002, the Company's public offering pursuant to registration of units on Securities and Exchange Commission ("SEC") Form was declared effective by the SEC. The offering was conducted by the officers of the Company. The Company received subscriptions for 5,240,500 units and total proceeds of $524,050. The offering closed upon the
expiration of the offering period on July 10, 2002.   As the offering was
not underwritten, the Company paid no underwriting expenses. No distribution expenses were paid during the quarter ended June 30, 2002, and no distribution expenses were or will be paid to any officer, director or affiliate of the Company.



     During June 2002, the Company purchased two certificates of deposit ("CD") from U.S. Bank, one in the amount of $100,000 the other in the amount of $50,000. The $100,000 CD is a six-month CD and has a rate of return of 1.69%. The $50,000 CD is a three-month CD and has a rate of return of 1.49%. As of June 30, 2002, the Company had used approximately $83,000 of the proceeds of the offering to cover working capital costs. The Company has spent approximately $4,000 on the development of its website. The Company also spent approximately $11,000 to purchase equipment. Approximately $16,000 of proceeds of the offering have been paid to officer and directors of the Company as compensation incidental to their employment with the Company.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2002.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 2002.

     (B) Exhibits. The following exhibits are included as part of this report:

     None.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Office Managers, Inc.

August 14, 2002                    /s/ John M. Hickey
                                   ---------------------------
                                   John M. Hickey, President


August 14, 2002                    /s/ John Ray Rask
                                   ---------------------------
                                   John Ray Rask, Secretary