Form 10QSB/A
period 2002-06-30
OFFICE MANAGERS INC
filed 2002-08-20
CIK 741017

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB/A

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

      The sole purpose of this amendment is to include Exhibit 99.1 which was inadvertently left off the original 10QSB filing which was filed on or about August 19, 2002.

     99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002




                                     2

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Office Managers, Inc.

August 20, 2002                    /s/ John M. Hickey
                                   ---------------------------
                                   John M. Hickey, President


August 20, 2002                    /s/ John Ray Rask
                                   ---------------------------
                                   John Ray Rask, Secretary














                                     3