Form 10QSB/A
period 2002-06-30
OFFICE MANAGERS INC
filed 2002-08-27
CIK 741017

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                              FORM 10-QSB/A-2

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

                                 87-0661638
                                ------------
                    (I.R.S. Employer Identification No.)

       136 East South Temple, Suite 1600, Salt Lake City, Utah 84111
       -------------------------------------------------------------
                  (Address of principal executive offices)

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


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     After filing its quarterly report on Form 10-QSB, for the quarter ended June30, 2002, Office Managers, Inc., (the "Company") received a demand notice from Ambra Resources Group, Inc., a related party, for funds loaned to the Company in the amount of $110,923. This demand has a direct effect on the Company's financial statements for the quarter ended June 30, 2002, requiring restatement of the financial statements previously filed by the Company on or about August 19, 2002, as part of its quarterly report.

     Following are the restated financial statements of the Company for the quarter ended June 30, 2002.

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

                   [This space left blank intentionally.]

                          OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                               BALANCE SHEETS
                    June 30, 2002 and December 31, 2001

===========================================================================

                                                      Jun 30,       Dec 31,
                                                         2002         2001
                                                   -----------  -----------

ASSETS
CURRENT ASSETS

 Cash                                              $   330,208 $     35,161
                                                   -----------  -----------
  Total Current Assets                                 330,208       35,161

Equipment - net of accumulated depreciation             10,611        -
                                                   -----------  -----------
                                                   $   340,819 $     35,161
                                                   ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

 Accounts payable - affiliate - note 4             $   110,923 $     -
                                                   -----------  -----------
  Total Current Liabilities                            110,923        -
                                                   -----------  -----------
STOCKHOLDERS' EQUITY
 Common stock
  50,000,000 shares authorized, at $0.001
  par value; 29,500,000 shares issued and
  outstanding on June 30, 2002                          29,500       29,500
 Capital in excess of par value                         64,310       64,310
 Stock subscriptions received - net of
  offering costs - note 5                              320,044        -
 Deficit accumulated during the
  development stage                                  (183,958)     (58,649)
                                                   -----------  -----------
  Total Stockholders'  Equity                          229,896       35,161
                                                   -----------  -----------
                                                   $   340,819 $     35,161
                                                   ===========  ===========


 The accompanying notes are an integral part of these financial statements.


                          OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                          STATEMENT OF OPERATIONS
     For the Three and Six Months Ended June 30, 2002 and 2001 and the
       Period September 19, 2000 (Date of Inception) to June 30, 2002

=====================================================================================


                                                                             Sept
                                    Three Months           Six Months       19, 2000
                                 Jun 30,    Jun 30,    Jun 30,    Jun 30,    to Jun
                                  2002       2001       2002       2001     30, 2002
                              ---------- ---------- ---------- ----------  ----------


REVENUES                      $    -     $    -     $    -     $    -      $    -
                              ---------- ---------- ---------- ----------  ----------

EXPENSES
 Administrative                  109,904      2,175    121,282      7,580     150,904
 Development of web site -
  preliminary project stage        4,027        -        4,027     -           33,054
                              ---------- ---------- ---------- ----------  ----------
                                 113,931      2,175    125,309      7,580     183,958
                              ---------- ---------- ---------- ----------  ----------
NET LOSS                      $(113,931) $  (2,175) $(125,309) $  (7,580)  $(183,958)
                              ========== ========== ========== ==========  ==========
NET LOSS PER COMMON SHARE

 Basic                        $    -     $    -     $    -     $    -      $    -
                              ---------- ---------- ---------- ----------  ----------
AVERAGE OUTSTANDING SHARES

 Basic (stated in 1000's)         29,500     29,500     29,500     29,500
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

================================================================================

                                                                        Sept 19, 2000
                                                 Jun 30,       Jun 30,     to Jun 30,
                                                  2002         2001           2002
                                            ------------  ------------ --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                  $   (125,309) $     (7,580) $    (183,958)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities
   Depreciation                                      559          -               559
   Change in accounts payable                    110,923           500        110,923
   Issuance of capital stock for web site          -             -             25,000
                                            ------------  ------------ --------------
   Net Decrease in Cash From Operations         (13,827)       (7,080)       (47,476)
                                            ------------  ------------ --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                          (11,170)         -           (11,170)
                                            ------------  ------------ --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Stock subscriptions received -
  net of offering costs -  note 5                320,044         -            320,044
 Proceeds from issuance of common stock             -            2,500         68,810
 Net Increase (Decrease) in Cash                 295,047       (4,580)        330,208
                                            ------------  ------------ --------------
   Cash at Beginning of Period                    35,161        43,800          -
                                            ------------  ------------ --------------
   Cash at End of Period                   $     330,208 $      39,220 $      330,208
                                            ============  ============ ==============

NON CASH FLOWS FROM OPERATING ACTIVITIES
 Issuance of  6,000,000 common shares
  for web site - 2000                      $      25,000
                                            ------------

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

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and Ambra Resources, Inc.  have acquired   51 % of the
common stock  issued.
Ambra Resources, Inc. (an affiliate) received 6,000,000 common shares of the Company in exchange for the web site outlined in note 3 and has made no interest, demand loans to the Company of $110,923.




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

On June 30, 2002, 4,032,500 units had been sold for $403,250 with a net of $320,044, after offering costs, which has been placed in escrow pending the closing of the offering.

6.  CONTINUING LIABILITIES

On May 22, 2001 the Company entered into a service agreement with Media-Comm Marketing International , Inc. to further develop the web site acquired by the Company. The agreement will become effective on the completion of the offering outlined in note 5.

Item 6.  Exhibits and Reports on Form 8-K

     (B) Exhibits. The following exhibits are included as part of this report:

          Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Office Managers, Inc.


August 26, 2002                      /s/ John M. Hickey
                                     -------------------------------
                                     John M. Hickey, President


August 26, 2002                      /s/ John Ray Rask
                                     -------------------------------
                                     John Ray Rask, Secretary