Form 10QSB
period 2002-09-30
OFFICE MANAGERS INC
filed 2002-11-14
CIK 741017

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
  September 30, 2002                                         333-51180


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

                               (801) 363-2656
                               --------------
            (Registrant's telephone number, including area code)

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

Common stock, par value $.001; 34,598,500 shares outstanding as of November 7, 2002


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                          OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                               BALANCE SHEETS
                  September 30, 2002 and December 31, 2001

===========================================================================
                                                     Sept 30,      Dec 31,
                                                       2002         2001

ASSETS
CURRENT ASSETS

   Cash                                            $  295,482   $   35,161
                                                   -----------  -----------
      Total Current Assets                            295,482       35,161
                                                   -----------  -----------

   Equipment - net of accumulated depreciation         10,052         -
                                                   -----------  -----------
                                                   $  305,534   $   35,161
                                                   ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable - affiliate - note 4           $   80,923   $    -
                                                   -----------  -----------
      Total Current Liabilities                         80,923       -
                                                   -----------  -----------
STOCKHOLDERS' EQUITY

   Common stock
      50,000,000 shares authorized, at $0.001
      par value; 34,598,500 shares issued and
      outstanding on September 30, 2002;
      29,500,000 on December 31, 2001                  34,599       29,500
   Capital in excess of par value                     470,045       64,310
   Deficit accumulated during the
      development stage                              (280,033)     (58,649)
                                                   -----------  -----------
      Total Stockholders'  Equity                     224,611       35,161
                                                   -----------  -----------
                                                   $  305,534   $   35,161
                                                   ===========  ===========

 The accompanying notes are an integral part of these financial statements.
                                     2

                          OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                          STATEMENT OF OPERATIONS
  For the Three and Nine Months Ended September 30, 2002 and 2001 and the
    Period September 19, 2000 (Date of Inception) to September 30, 2002

===========================================================================

                                                                            Sept 19,
                              Three Months              Nine Months          2000 to
                          Sept 30,    Sept 30,     Sept 30,    Sept 30,     Sept 30,
                            2002        2001         2002        2001         2002
                        ----------- -----------  ----------- -----------  -----------

REVENUES                 $    -      $    -       $    -      $    -       $    -
                        ----------- -----------  ----------- -----------  -----------

EXPENSES
 Administrative             96,075          25      217,357       7,605      246,979
 Development of web
   site - preliminary
   project stage              -           -           4,027        -          33,054
                        ----------- -----------  ----------- -----------  -----------
                            96,075          25      221,384       7,605      280,033
                        ----------- -----------  ----------- -----------  -----------

NET LOSS                $  (96,075) $      (25)  $ (221,384) $   (7,605)  $ (280,033)
                        =========== ===========  =========== ===========  ===========
NET LOSS PER COMMON
SHARE

 Basic                  $     -     $    -       $     (.01) $     -

AVERAGE OUTSTANDING SHARES

 Basic
 (stated in 1000's)         32,899      29,500       30,228      29,500
                        ----------- -----------  ----------- -----------




 The accompanying notes are an integral part of these financial statements
                                     3

                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                          to September  30,  2002

===========================================================================

                                          Common Stock
                                    ------------------------   Paid In    Accumulated
                                       Shares       Amount     Capital       Deficit
                                    -----------  ----------- -----------  -----------

Balance September 19, 2000                -      $     -      $    -      $     -

Issuance of common stock for cash
 at $.001 - September 19, 2000      16,000,000       16,000        -            -

Issuance of common stock for
 web site - September 25, 2000
  - Note 3                           6,000,000        6,000      19,000         -

Issuance of common stock for cash
 at  $.01 - October 10, 2000         5,000,000        5,000      44,810         -

Net operating loss for the period
 September 19, 2000 to December
 31, 2000                                 -            -           -         (47,010)
                                    -----------  ----------- -----------  -----------
Balance December 31, 2000           27,000,000       27,000      63,810      (47,010)

Issuance of common stock for cash
 at $.0012 - January 2001            2,500,000        2,500         500         -

Net operating loss for the year
 ended December 31, 2001                  -            -           -         (11,639)
                                    -----------  ----------- -----------  -----------
Balance December 31, 2001           29,500,000       29,500      64,310      (58,649)

Issuance of common stock for cash
 at $.10 - net of offering costs
  - July 22, 2002                    5,098,500        5,099     405,735         -

Net operating loss for nine months
 ended September 30, 2002                 -            -           -        (221,384)
                                    -----------  ----------- -----------  -----------
Balance September  30,  2002        34,598,500   $   34,599  $  470,045   $ (280,033)
                                    ===========  =========== ===========  ===========

 The accompanying notes are an integral part of these financial statements.


                           OFFICE  MANAGERS,  INC.
                       ( Development  Stage Company)
                          STATEMENT OF CASH FLOWS
       For the Nine Months Ended September 30, 2002 and 2001 and the
    Period September 19, 2000 (Date of Inception) to September 30, 2002

===========================================================================

                                                                  Sept 19,
                                                                  2000 to
                                         Sept 30,    Sept 30,     Sept 30,
                                           2002        2001         2002
                                       ----------- -----------  -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss                              $ (221,384) $   (7,605)  $ (280,033)
 Adjustments to reconcile net loss
 to net cash provided by operating
 activities

   Depreciation                              1118        -           1,118
   Change in accounts payable              80,923         500       80,923
   Issuance of capital stock for
     web site                                -           -          25,000
                                       ----------- -----------  -----------
     Net Decrease in Cash
     From Operations                     (139,343)     (7,105)    (172,992)

CASH FLOWS FROM INVESTING
 ACTIVITIES

 Purchase of equipment                    (11,170)       -         (11,170)
                                       ----------- -----------  -----------
CASH FLOWS FROM FINANCING
 ACTIVITIES

 Net proceeds from issuance of
   common stock - note 5                  410,834       2,500      479,644
 Net Increase (Decrease) in Cash          260,321      (4,605)     295,482
                                       ----------- -----------  -----------
   Cash at Beginning of Period             35,161      43,800         -
                                       ----------- -----------  -----------
   Cash at End of Period               $  295,482  $   39,195   $  295,482
                                       =========== ===========  ===========

NON CASH FLOWS FROM
OPERATING ACTIVITIES
 Issuance of 6,000,000 common shares for web site - 2000        $   25,000
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

The Company was organized for the purpose of acquiring and developing a web site on the World Wide Web devoted exclusively to office managers for the purpose of delivering credit, collections and financial services and office products over the internet.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not  adopted a policy regarding payment of dividends.

Income Taxes
------------

On September 30, 2002, the Company had a net operating loss available for carry forward of $280,033. The tax benefit of approximately $84,010 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2023.

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

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

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

3.  ACQUISITION OF WEB SITE

On September 25, 2000 the Company acquired the web site and the domain name "officemanagers.net",(which was in the preliminary development stage) from Ambra Resources, Inc.(an affiliate), by the issuance of 6,000,000 common shares of the Company, for the purpose of pursuing its business interest as outlined in note 1. The value of the web site was recorded at $25,000, the acquisition cost to Ambra Resources, Inc., before the sale to the Company.

Costs of the preliminary development of the web site are expensed as incurred and costs of the application and post- implementation will be capitalized and amortized over the useful life of the fully developed web site.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and Ambra Resources, Inc.  have acquired   43 % of the
common stock issued. Ambra Resources, Inc. (an affiliate) received 6,000,000 common shares of the Company in exchange for the web site outlined in note 3 and has made no interest, demand loans to the Company of $80,923.

                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)

===========================================================================

5.  CAPITAL STOCK

Since its inception the Company has completed private placement offerings of 23,500,000 common shares for $68,810.

The Company completed the filing of an offering for the sale of 2,000,000 to 6,000,000 units at $.10 per unit. Each unit consists of one share of common stock, one redeemable A warrant to purchase an additional common share at $.50 within one year, and one redeemable B warrant to purchase an additional common share at $1.20 within five years.

On July 22, 2002    5,098,500 units had been sold for $509,850 with a net
of $410,834, after offering costs, and 5,098,500 common shares were issued.

6.  CONTINUING   LIABILITIES

On September 26, 2002 the Company entered into an amended service agreement with Media-Comm Marketing International , Inc., to assist the Company in developing its referral network, to undertake a directed marketing campaign to drive traffic to the Company's web site and to provide investor and public relations services. The term of the agreement is for two years from September 26, 2002 with $25,000 due on signing and 150,000 common shares of the Company. The $25,000 was paid in October 2002 and the shares will be issued in November 2002.

The foregoing balance sheets of Office Managers, Inc. (development stage company) at September 30, 2002 and December 31, 2001, and the related statement of operations and cash flows for the three and nine months ended September 30, 2002, and 2001 and the period September 19, 2000 to September 30, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

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

General
-------

     Office Managers, Inc., (the "Company") is a development stage company with limited operating history. On July 10, 2002, the Company completed a public offering in which it raised total funds of $509,850.

     The Company is creating a comprehensive website devoted to addressing the credit and collections needs of small business and home office owners. The Company's website, which is still in its initial stages of development,
may be viewed at www.officemanagers.net.   The Company is seeking to offer
traditional professional service referrals, customer service and office products via the internet. The Company is currently developing its systems, which will include:

     - A national network of reliable, qualified professional service providers in the areas of credit, collections and financing.
     - A personalized professional customer service department to interact with, provide referrals to, and address the credit and collections needs of small business and home office owners.
     - Automated online sales of business products in over ten different categories including, office supplies, computer hardware and software and furniture.
     - Access to secure current national, international and industry news.
     -    Online advertising.

     The Company believes its primary value driver will be the referral fees it collects from referrals to credit and collections professionals. The Company has initiated a direct marketing campaign focused at developing the Company's referral network. At this early stage, it is unclear whether the Company will be able to enroll a sufficient number of professional collections agencies to its database. There is substantial uncertainty as to whether the Company can convince credit and collections professionals that the referrals they will be provided will be worth the referral fees they will be required to pay to the Company.

     Once the Company has enrolled an adequate number of credit and collections professionals, it will undertake a marketing campaign directed at driving small business and home office owner traffic to the Company's website. The marketing campaign will include direct e-mails, direct mailings and traditional marketing. In the interim, the Company has established a small customer service department to handle inquiries for referrals from small business and home office owners.

     If the Company is unsuccessful in creating demand for its services or cannot enroll sufficient credit and collections professionals into its referral network, it is unlikely the Company can operate profitably.

     The Company is also currently developing the infrastructure to support its online sells of office products. Office products are not currently available for sale on the Company's website. For convenience, however, the Company has provided links on its website to a number of other online sources for office products and services that may be valuable to small business and home office owners. The Company does not intend product sales to be a significant source of income. The Company has determined that it will rely primarily on third parties to provide and distribute these products. Moreover, the Company will not significantly mark up product prices as it intends to sell the products at competitive prices.

     The Company is also offering to sell advertising on its website. Even if the Company generates significant traffic to its website, it does not anticipate advertising sales to generate significant revenue for the Company because it does not intend to vigorously pursue advertising sales.

     The Company's plan of operations for the next twelve months is use the funds raised through its recent public offering to continue to defray start up expenditures. The offering proceeds are being used to purchase and put in place the necessary electronic infrastructure to support the Company's website and referral databases; to continue development of the website; to continue building the referral network; to implement an aggressive marketing campaign to drive the office management community to the Company's website; and to negotiate agreements with product suppliers and put in place the necessary infrastructure to support the Company's e-commerce operations, including order placement, secure payment, and delivery systems. The Company hopes to have its website, its referral databases and its e-commerce infrastructure, fully operational by no later than the first quarter of 2003, at a cost of approximately $85,000 to $100,000.

     The Company currently has 3 employees other than its officers. The Company anticipates the need to hire up to 11 employees within the next twelve months. As needed, the Company expects to hire three accounting/billing coordinators, two sales representatives, three customer service representatives, an office manager, a secretary/ receptionist, and an information technology specialist.

Item 3.   Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.
     ------------------------------------------------------
     The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

     (b)  Changes in Internal Controls and Procedures.
     -------------------------------------------------
     Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended September 30, 2002.

     The Company issued no securities, which were not registered under the Securities Act of 1933, during the quarter ended September 30, 2002.

     On January 11, 2002, the Company's public offering pursuant to registration of units on Securities and Exchange Commission ("SEC") Form was declared effective by the SEC. The offering was conducted by the officers of the Company. The Company received subscriptions for 5,098,500 units and total proceeds of $5,098,050. The offering closed upon the
expiration of the offering period on July 10, 2002.   As the offering was
not underwritten, the Company paid no underwriting expenses. No distribution expenses were paid during the quarter ended September 30, 2002, and no distribution expenses were or will be paid to any officer, director or affiliate of the Company.

     During the quarter ended September 30, 2002, the Company used approximately $96,075 of the proceeds of the offering to cover working capital costs. During the quarter the Company paid $30,000 to Ambra Resources Group, Inc., a related party, as partial payment of no interest, demand loans made to the Company. The Company still owes Ambra $80,923. The Company paid $25,000 to MediaComm Marketing International, Inc., to assist the Company in developing its referral network, to undertake a directed marketing campaign to drive traffic to the Company's web site and to provide investor and public relations services. Approximately $24,000 of the proceeds of the offering were paid to officers and directors of the Company as compensation incidental to their employment with the Company during the quarter ended September 30, 2002.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2002.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 2002.

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

                                   Office Managers, Inc.

November 13, 2002                  /S/ John M. Hickey
                                   John M. Hickey, President


November 13, 2002                  /S/ John Ray Rask
                                   John Ray Rask, Secretary

               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, John M. Hickey certify that:

     (1) I have reviewed this quarterly report on Form 10-QSB of Office Managers, Inc., (the "Company");

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002       By: /S/ John M. Hickey
                                   John M. Hickey,
                                   President and Chief Executive Officer

               CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, John Ray Rask, certify that:

     (1) I have reviewed this quarterly report on Form 10-QSB of Office Managers, Inc., (the "Company");

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002       By: /S/ John Ray Rask
                              John Ray Rask,
                              Secretary and Chief Financial Officer