Form 10QSB
period 2002-12-31
OFFICE MANAGERS INC
filed 2003-03-27
CIK 741017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-KSB

(x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended                  December 31, 2002
                                -------------------------------------------

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from __________ to __________

     Commission File number         333-51180
                                   -----------

                           OFFICE MANAGERS, INC.
              ------------------------------------------------
             (Exact name of registrant as specified in charter)

     NEVADA                                                 87-0661638
-------------------------------                   -------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 Incorporation or organization)

136 East South Temple, Suite 1600, Salt Lake City, Utah             84111
-------------------------------------------------------          ----------
   (Address of principal executive offices)                      (Zip Code)

     Issuer's telephone number, including area code    (801) 363-2656
                                                    -----------------------

        Securities registered pursuant to section 12 (b) of the Act:

     Title of each class     Name of each exchange on which registered
     -------------------     -----------------------------------------
            None                              None

       Securities registered pursuant to section 12 (g ) of the Act:
                                    None
                                 ----------
                              (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1) Yes [x ]   No [  ]                       (2)  Yes [x ]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

State issuer's revenues for its most recent fiscal year:  $     0
                                                          -----------

The aggregate market value of the issuer's voting stock held as of March 3, 2003, by non-affiliates of the issuer based on the average of the bid and asked prices of the stock on March 3, 2003 was $6,470,770.


As of March 3, 2003, the registrant had 37,627,911 shares of common stock issued and outstanding.

Transitional Small Business   Disclosure Format.             Yes [  ]No [X]

Documents incorporated by reference: None.


                             TABLE OF CONTENTS
==========================================================================

     PART I                                                            Page
                                                                       ----

ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . .4

ITEM 2.   DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . . . . 13

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 13

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. . . . . . . 13


     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . 14

ITEM 6.   PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . . . . . 16

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 17

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . 27

     PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
          CONTROL PERSONS;  COMPLIANCE WITH SECTION 16 (a)
          OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . 27

ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 28

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . 29

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 31

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 31

ITEM 14.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . 31


==========================================================================
                                   PART I

==========================================================================

                                  FORWARD

==========================================================================

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

==========================================================================

     ITEM 1.  DESCRIPTION OF BUSINESS
==========================================================================

Company History
---------------

     Office Managers, Inc., was formed as a Nevada corporation on September 19, 2000, and is a development stage company with limited operating history. The Company's executive offices are located at 136 East South Temple, Suite 1600, Salt Lake City, Utah 84111. Its telephone number is
(801) 363-2656. The Company's website is located at www.officemanagers.net. In July 2002, the Company completed its initial public offering in which it raised total funds of $509,850.

Business of the Company
-----------------------

     The Company's business focus is to act as a consultant; matching the needs of its clients to the goods and services of reputable providers. To date, the Company's primary business focus has been on developing its website to provide small business and home office owners access to high quality credit and collections professionals nationwide. The Company was recently approached by a client interested in exploring entrance into the animal waste management industry. After investigation of the client's proposal, the Company believes opportunity exists in the animal waste management industry and has formed a wholly-owned subsidiary Vogue Environmental Solutions, Inc., a Nevada corporation, to further explore the industry and to consult on and participate in the design, construction, production and marketing of digester systems.

Credit, Collections and Financing

     The Company is working to develop a comprehensive website devoted to addressing the credit and collections needs of small business and home office owners. The Company's website, which is in the early stages of
development, may be viewed at www.officemanagers.net.   Via its website and
through its customer service department, the Company offers consulting services to small business and home office owners in the areas of credit and collections. The Company will assist small business and home office owners by providing:

     . A network of reliable, qualified professional service providers in the areas of credit, collections and financing from which the Company will provide referrals to office managers seeking such services.
     . A personalized professional customer service department, which provides referrals to, and addresses the credit and collections needs of small business and home office owners.
     . Automated online sales of business products in over ten different categories including office supplies, computer hardware and software and furniture.
     .    Online advertising.

     Referrals of Professional Services

     To date, the Company has primarily focused its referral services in the areas of credit, collections and financing. The primary target market for the Company's referral services is small businesses and home offices owners. The Company believes that most small business owners and home office owners typically rely upon on one or a few credit and collections agencies in the same city or state where their business is located to collect accounts they are unable to collect by themselves. This arrangement works well for collections from in-state customers. As most credit and collections agencies are local or at best regional, however, a problem arises with customers outside the state or region of the business. Most delinquent customers simply ignore threats from out-of-state credit and collection agencies and respond only if and when a collection agency located in the customer's state is retained. The problem for most small business and home office owners is that they do not have the resources of larger companies. Small business and home office owners typically do not know, have access to or have a comfort level with credit and collections professionals outside their immediate locale. The Company's website seeks to eliminate this problem.

     The Company currently knows of no other referral service for credit and collections professionals, outside of local bar association attorney referral systems, which typically receive no fee for referrals. The Company believes there are several reasons why potential clients may prefer our services over those of attorney referral services sponsored by local bar associations. Most small business and home office owners do not have
ready access to the phone numbers of each state's bar agency.   The
Company's website, however, is being developed to provide easy access to a network of reputable credit and collections professionals. The Company believes if these business owners can log onto a website and receive a referral to a reputable credit and collections professional at no cost to them, there will be little incentive for them to go through the hassle of searching for a local attorney referral service. The service provider receiving the referral will pay us a $100 fee. There is absolutely no cost to the business owner for the referral. Moreover, even if the business owner locates a local attorney referral service, typically, there are only minimal standards imposed on local bar association referral services.

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

     The Company is working to develop a network of high quality credit and collections professionals. The Company will typically only accept reputable, bonded professionals as members of our referral network. To assure that customers receive high quality service, the Company has implemented a follow-up program to seek feedback from all individuals receiving referrals. This follow-up program is designed to evaluate the customers' experiences with the professional to whom they were referred. Based on this feedback, professionals will be evaluated for ongoing suitability as a referral source.

     Development of our Network

     Initially, the Company had hoped to include at least three professionals in each major city in the United States in its network.
While the Company's intensive direct marketing campaign has not begun, the Company has had contact with some credit and collections professionals.
The Company continues to work with MediaComm Marketing International, Inc., to develop its direct marketing program focused on building its referral network. The Company is in the process of providing MediaComm with specific criteria for the service providers it wants to include in its referral network. Based on that criteria, MediaComm will identify, contact and screen potential service providers. Following screening by MediaComm, the Company's management will interview potential candidates and decide whether those candidates who express interest in participating in the database should be included in the network. MediaComm will also seek to establish relationships with professional organizations that can provide the Company referrals to competent professionals.

     To date, the Company has been successful in retaining the services of very few credit and collections professionals for inclusion in its network. The Company believes this is due to several factors: doubt on the part of credit and collections professionals that the $100 per referral fee they pay will be worth the referral they are given; questions about the quantity and quality of referrals the Company will be able to provide; and a lack of knowledge about the Company's services because the Company's direct marketing campaign has not yet commenced. The Company hopes its direct marketing campaign will increase the number of credit and collections professionals willing to participate in its referral database. If the Company cannot convince a sufficient number of credit and collections professionals of the value of becoming a member of its referral database, the Company will have no service to provide to its targeted markets.

     Marketing and Delivery of our Referral Service

     The Company is marketing its professional service referral system as a credit and collections resource for small business and home office owners. Individuals visiting our site in search of a referral are directed to call a 1-800 number that puts them in touch with one of the Company's customer service representatives. The customer service representative asks for information relevant to the caller's location, situation and need. This information is logged into our database. Based on the information provided, the customer service representative provides the caller with the name of a professional. The caller is informed that the professional will contact him within 24 hours. The customer service representative then contacts the professional and discloses the relevant information. If the professional is interested in providing the services needed, the
                                     6

professional is instructed to contact the caller within 24 hours. The professional is then billed a $100 referral fee, which is paid directly to the Company. Following the expiration of the 24-hour period, the customer service representative contacts the caller to assure that he or she was called by the professional, and is satisfied with the referral. If the professional has not contacted the caller, or the caller would like a second referral, another referral is given.

     In addition to being provided with a referral, the caller receives a free or significantly discounted initial visit with the professional.

     To date, the Company has received no requests for referrals. The Company believes there may be several explanations why no one has used its service yet. First, up to this point the Company has not launched a significant campaign to market its services to its target market because it wants to wait until it has sufficient credit and collections professionals committed to its network to be able to meet customer needs. Second, it could be that home office and small business owners do not believe the service the Company offers represents a value to them. If the Company is unable to convince home office and small business owners that the referral service it provides is a benefit to them, the Company will have very limited revenue, if any, and will be unable to operate profitably.

     Online Sales of Office Products

     As a service to its target market, the Company intends to sell certain office products on its website. The business model for its online office products store will not vary significantly from many of the current office product e-commerce sites. While the Company has not determined the full range of products it may offer, it intends to offer at least 10 different categories of office-related "commodity" type products, including computer hardware and software; office supplies, such as pens, pencils, paper, binders, etc.; furniture; and office machines. The Company has posted links on its website to a number of online office products retailers for the benefit of those visiting its website in search of office products.

     Distribution Network

     Rather than undertake the significant capital expenditures associated with a traditional retail sales operation, the Company is working to outsource all of its necessary operating infrastructure. The Company believes that outsourcing is key to an efficient and profitable e-commerce model. As part of this strategy, the Company is seeking to enter into relationships with distributors in a number of product segments. These distributors will carry the inventory of goods from which products will be picked, packed and shipped directly to the Company's customers. Through this system, the Company can effectively leverage the inventory management and fulfillment capabilities of its providers to deliver products cost effectively to its customers. To date, the Company has no agreements with any distributors.

     The Company is seeking to establish secure electronic connections with product providers so that orders placed by its customers will be transmitted directly to the distributor. The orders will be automatically fed into the distributor's system where they will be processed, picked, packed and shipped. The Company anticipates that orders will be processed and ready for shipment within three to five days from the time a customer places an order at our website.


     The Company is also seeking to establish integrated electronic connections with each of its distribution providers that can provide it with data on inventory quantities, shipping status, shipper tracking numbers and the estimated time of arrival for back-ordered products. Once these connections are established, the Company's website will provide direct links from a customer's order information to United Parcel Service and FederalExpress to provide up-to-the-minute information on delivery status.

     Advertising

     Advertising will be sold on the Company's website. The Company hopes, given the narrow focus of its website, that its site may provide attractive demographics which will appeal to participants in the professional services and office products markets. Attractive rates will be given to affiliates and strategic partners, such as service providers and e-commerce partners.

     While the Company believes its website will provide a positive advertising platform, the primary focus of its website will be providing services, not advertising and its does not intend to aggressively pursue ad sales.

     Marketing Strategy

     Successful internet sites build their business on an understanding of the importance of creating positive and productive relationships among the community. Accordingly, the Company believes its success will be based on a combination of quality and in-depth, lasting relationships within the community it hopes to develop. The Company will pursue an aggressive brand building strategy, utilizing a combination of innovative online and offline industry methods targeted specifically to key market segments. This will include:

     . Providing superior customer value through a combination of services and delivery mechanisms, broad product selection, fair prices and outstanding customer service.
     . Creating a comfortable, easy to use environment with skilled customer service representatives available to assist customers.

     Direct Sales

     In addition to assisting the Company in establishing its referral network, MediaComm is helping the Company develop and implement an extensive marketing campaign focused on contacting small business and home office owners, service providers and product suppliers. This campaign will be aimed at creating brand awareness, building the Company's referral network and developing product and distribution relationships.

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

     The Company's offline advertising campaign will initially be focused in the western United States. Thereafter, as the Company begins to build brand recognition, it will expand its offline advertising to other regions, with the expectation of having a nationwide offline advertising presence within three to five years.

     Direct Marketing

     Pursuant to the Company's agreement with MediaComm, MediaComm has begun to develop and implement a direct marketing campaign for the Company. This includes market research, developing a customized database, conducting direct mailings, direct e-mailings, other direct advertising and undertaking all other necessary activities to create a direct marketing campaign designed to drive traffic to its website.

     Trade Shows and Conferences

     Once the Company has more professionals committed to its network, the Company will seek to have a presence at conferences for credit, collections and financing professionals, internet-related business-to-business trade shows and offline office supply trade shows to build brand awareness and relationships with small business and home office owners and industry partners.

     Public Relations

     As discussed above, MediaComm will provide the Company valuable market research and information, manage both its online and offline advertising campaigns and otherwise handle most of the Company's public relations matters.

     Technology and Systems

     The Company has contracted with Vincent Gonzales and Associates to assist it in designing and constructing its website. Vincent Gonzales and Associates will also provide ongoing maintenance. The Company has asked Vincent Gonzales and Associates to primarily rely upon commercially available licensed technologies in building its website. The Company prefers to license available technology whenever possible rather than seek internally-developed solutions.

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

     The Company will also offer office products to its target market primarily as a convenience and to help build a strong community among its users. While the Company does not envision its online product sales as a primary value driver of its business model, to the extent the Company engages in selling office products, it will be competing in a highly competitive industry dominated by such industry giants as Staples, Office Depot, and Office Max. Clearly, the Company cannot compete directly with these competitors given their significantly greater financial, marketing, technical and other resources and their established reputations in the industry.

Animal Waste Management Systems

     Vogue Environmental Solutions, Inc.

     On February 13, 2003, the Company formed Vogue Environmental Solutions, Inc., a Nevada corporation, ("Vogue") as a wholly owned subsidiary to explore the animal waste management industry and to consult on and participate in the design, construction, production and marketing of
animal waste digester systems.   Vogue has retained the services of Charles
Yourshaw, a professional engineer, to assist in the further exploration of the animal waste management industry and the possible development of digester systems.

     Animal Waste Management

     Management of animal waste from dairy, chicken, pig, hog and beef farms is a significant problem for farmers. For example, an average milk cow produces about 24 pounds of waste per day. A dairy farm of 200 cows will produce almost two and a half tons of waste per day. In the past, farmers have simply dumped the waste on an unused portion of their farm and left it to biodegrade. With heightening federal and state regulation of environmental, air and water quality standards and populations encroaching on farm lands, dumping the waste on the back 40 acres is becoming less desirable.
                                     10

     Based on preliminary investigations, the Company believes that anaerobic digester systems represent a potential solution to the animal waste management problem. Anaerobic digester systems rely on anaerobic decomposition to decompose animal waste, not unlike the process that occurs naturally in swamps, water-logged soils, rice fields and deep bodies of water.

     Anaerobic decomposition is a complex process. It occurs in three basic stages as the result of the activity of a variety of microorganisms. Initially, a group of microorganisms converts the organic material to a form that a second group of organisms utilizes to form organic acids. Methane-producing anaerobic bacteria utilize these acids and complete the decomposition process. One of the bi-products of anaerobic decomposition is the production of biogas (methane). Another is the effluent of the system (the remaining digested material), which is usually high in nutrients and can be used as a soil fertilizer.

     A variety of factors affect the rate of digestion. The most important is temperature. To optimize the digestion process, the digester must be kept at a constant temperature, as rapid changes upset bacterial activity. Anaerobic bacteria digest most efficiently at temperatures ranging from 98 and 103 degrees Fahrenheit. Depending on climate, most anaerobic systems require a heating source to maintain optimal digestion. Therefore, most systems incorporate a method for capturing the biogas produced and using it to heat the digester vessel(s). Biogas can also be used as a fuel to run an engine or it can be converted to electricity. When burned, a cubic foot of biogas yields about 10 BTU of heat energy per percentage of methane gas composition. The relative percentage of methane gas in biogas depends on the feed material and management of the process. Biogas produced in anaerobic digesters typically consists of 50% to 80% methane gas.

     Digester systems are not new. As discussed above, the process can be complex. Historically, the equipment has been temperamental and expensive both to purchase and to operate. Moreover, the process requires monitoring from the farmer. For these reasons, digester systems have not historically met with great market acceptance in the past, particularly with smaller farmers. The Company believes, however, that changing legislation, market conditions and advances in technology may increase the attractiveness of digester systems.

     For instance, for many years the United States Environmental
Protection Agency ("EPA") has been investigating animal waste pollution and its effects. The EPA has announced that it plans to create federal rules to govern feedlot waste management.

     The $73.5 billion 2002 Farm Bill passed in May 2002, does not directly address provisions for manure cleanup and storage at dairy operations. It does, however, "offer incentives for good conservation practiced on working lands" according to a statement made by President George W. Bush at the signing of the Bill. A major program emphasized in the 2002 Farm Bill is the Environmental Quality Incentives Program ("EQIP"), which focuses on conservation. EQIP provides technical assistance, cost sharing (up to 75%), and incentive payments to assist livestock and crop producers with conservation and environmental improvements, which includes livestock waste handling. These programs help farmers meet new higher environmental standards, while continuing to work the land. The 2003 Budget proposes to provide a significant increase in funds for all research funding and research grant programs. EQIP was authorized at $200 million in 2002 and will ultimately go up to $1.3 billion by 2007, of which 60% of those funds must go to livestock operations.

     At this point, the Company is in the preliminary stages of
investigation.   The Company understands that the primary reason digester
systems have been unsuccessful in the past is because of the cost and complexity of the systems. Therefore, to be successful, the Company must find a design that is cost effective and reliable, both to install and to operate. To this end, Company representatives recently met with a manufacturer in Zhongshan, Guangdong, China, with the capability and experience to manufacture major components of the system in mainland China. The Company believes the cost-savings of having various components of the system manufactured in China could significantly decrease the overall cost of the system, thereby making it a more attractive alternative to farmers.

     Competition

     Vogue will operate in a highly competitive environment. Many of its competitors have greater resources, greater engineering expertise, established clientele, existing industry relationships, more know-how and more business experience than Vogue does. Because of their resources, Vogue's competition may be able to implement improvements in technology much more rapidly than Vogue, potentially giving the competition a significant advantage in the marketplace.

     Intellectual Property

     The Company believes the protection of intellectual property, service marks, trademarks, trade secrets and other intellectual property rights may be critical to its future success. As the Company develops intellectual property, it will seek to rely on various intellectual property laws and contractual restrictions to protect its proprietary rights in products and services. The Company has acquired and registered its domain name with the appropriate regulatory bodies in an effort to protect such. When the Company retains contractors and suppliers to assist it in the development of its products, it intends to have them enter into confidentiality agreements, invention assignment agreements and non-disclosure agreements to limit access to and disclosure of any proprietary information the Company may have or develop. The Company cannot assure that these contractual arrangements or the other steps taken by it to protect the intellectual property it may develop will prove sufficient to prevent misappropriation of technology or to deter independent third party development of similar technologies. As they are created, the Company will pursue the registration of its intellectual property, key trademarks and service marks in the U.S. Effective intellectual property protection, however, may not be available in every country in which the Company's services or products may be made available in the future. There is also no guarantee that the intellectual property, trademarks or servicemarks for which the Company may apply for registration will offer adequate protection under applicable law.

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

     Key Consultants

     The Company has no employees. The Company has retained the services of six consultants, who provide services to the Company ranging from management and marketing to office support, website support and development, investor relations and engineering services.

     Among the consultants retained by the Company is Lincoln
Communications, a management consulting firm owned by John Hickey, the Company's President. Through Lincoln Communications, Mr. Hickey provides management functions and oversees the day to day operations of the Company.


     The Company has also retained the services of MediaComm Marketing International, Inc., to provide a number of services including developing a direct contact program focused on retaining credit and collections professionals to participate in its referral network, creating an advertising campaign to drive traffic to its website and handling public relations matters. To date, MediaComm has been paid $25,000 for services and was issued 150,000 restricted shares of Company common stock.

     The Company, through its subsidiary Vogue Environmental, Inc., is negotiating the final terms of an agreement with Charles Yourshaw, an engineer, to work with the Company on the investigation and potential development of digester systems. If and/or when the Company determines to pursue the animal waste business, Mr. Yourshaw would be responsible to oversee the design and eventual production of digester systems. To date, Mr. Yourshaw has received 1,029,411 restricted common shares of the Company for services rendered. It is anticipated that the Company will pay Mr. Yourshaw the equivalent of $10,000 per month in restricted Company common shares as compensation for his services. The number of shares Mr. Yourshaw will receive monthly will vary depending on the market price of the Company's common shares.

==========================================================================

     ITEM 2.  DESCRIPTION OF PROPERTY
==========================================================================

     The Company's principal executive offices are located in approximately 1,500 square feet of office space in Salt Lake City, Utah under a lease that expires May 31, 2005. The Company pays approximately $3,800 a month in rent for this space.

==========================================================================

     ITEM 3.  LEGAL PROCEEDINGS
==========================================================================

     No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.

==========================================================================

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
               HOLDERS

==========================================================================

     No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2002.
                                     13


==========================================================================

     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS
==========================================================================

     The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol "OFFM." As of March 3, 2003, the Company had 255 holders of record holding 37,627,911 common shares. Of the issued and outstanding common stock, 11,325,385 are free trading and 26,302,526 are "restricted securities"as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission . The Company has never declared a dividend on its common shares.

    The published bid and ask quotations are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations may not reflect actual transactions.

                                    BID PRICES                   ASK PRICES
                               HIGH       LOW      HIGH       LOW

2002
----
Sept. 9 (First available)      None      None      None      None
thru Sept. 30
Oct. 1 thru Dec. 31             .40       .18       .45       .20

     The foregoing figures were furnished to the Company by Pink Sheets, LLC., 304 Hudson Street, 2nd Floor, New York, New York 10013.

     Recent Sales of Unregistered Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     During the quarter ended December 31, 2002, the Company issued no securities. Subsequent to December 31, 2002, the Company has issued the following securities which have not been registered pursuant to the Securities and Exchange Act of 1933.

     On January 3, 2003, the Company issued 150,000 restricted common shares to MediaComm Marketing for services to be rendered to the Company in connection with the development of its referral database and marketing of Office Managers' services. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

     On January 3, 2003, 100,000 restricted common shares were issued to Vincent Gonzales and Associates for website development and maintenance services provided and to be to the Company. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

     On January 3, 2003, the Company issued 250,000 restricted common shares to Roger Reynolds for investor and shareholder relations services to be provided to the Company. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

     On February 20, 2003, the Company issued 1,000,000 restricted common shares to Charles Yourshaw for services rendered and to be rendered to the Company in connection with the operations of its wholly owned subsidiary Vogue Environmental Solutions, Inc. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

     On February 20, 2003, the Company issued 250,000 restricted common shares to David Wagner, for services rendered and to be rendered to the Company in connection with the operations of Vogue Environmental. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

     On February 20, 2003, the Company issued 1,250,000 restricted common shares to consultants in China and Canada who have been and will continue to assist Vogue Environmental in securing appropriate manufacturing capabilities in China. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

     On January 11, 2002, the Company's public offering pursuant to registration of units on Securities and Exchange Commission ("SEC") Form was declared effective by the SEC. The offering was conducted by the officers of the Company. The Company received subscriptions for 5,098,500 units and total proceeds of $509,850. The offering closed upon the
expiration of the offering period on July 10, 2002.   As the offering was
not underwritten, the Company paid no underwriting expenses. No distribution expenses were paid during the quarter ended December 31, 2002, and no distribution expenses were or will be paid to any officer, director or affiliate of the Company.

     During the year ended December 31, 2002, the Company used approximately $226,415 of the proceeds of the offering to cover working capital costs. During the year ended December 31, 2002, the Company also used approximately $161,096 of the proceeds of the offering to cover market development expenses. During the quarter ended December 31, 2002, the Company paid approximately $30,000 to Ambra Resources Group, Inc., a related party, as partial payment of no interest, demand loans made to the Company. The Company owes Ambra $50,923. Approximately $32,000 of the proceeds of the offering were paid to officers and directors of the Company as compensation for services rendered to the Company during the year ended December 31, 2002. The Company has approximately $90,000 of the proceeds of the offering remaining.

==========================================================================

     ITEM 6. PLAN OF OPERATIONS
==========================================================================

     For a complete understanding, this Plan of Operations should be read in conjunction with Part I- Item 7. Financial Statements to this Form
10- KSB.

     Office Managers, Inc., is a Nevada corporation acting primarily as a consultant to businesses helping them match their needs to the goods and
services of reputable providers.   The Company is considered a development
stage company because it has not yet generated revenue from sale of its products. Since its inception, the Company has devoted substantially all of its efforts to developing its service and product offerings and to the search for sources of capital to fund its efforts.

     Source of Funds

     As discussed above, on July 10, 2002, the Company closed its initial public offering pursuant to an effective registration statement with the SEC. The Company received total proceeds of $509,850 from the offering. Since that time, the Company has relied on the proceeds of that offering to fund its operations. As of December 31, 2002, the Company has spent approximately $419,850 of the funds raised in the offering. At the present time, the Company anticipates the funds remaining from the offering should be sufficient to meet operating expenses of the Company through the first and possibly second quarters of 2003.

     Once the proceeds from the public offering are fully used, the Company will need to seek additional funding. This funding may be sought by means of private equity or debt financing by the Company. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all. If the Company is unsuccessful in obtaining additional funding by the end of the second quarter of 2003, the Company may be unable to continue operations.

     Results of Operations

     During the period from inception, September 19, 2000, to December 31, 2002, the Company has not generated any revenue. The Company does not expect to generate any material revenues from its credit and collections referral service or online office product sales until at least the third quarter of 2003. At this time, the Company does not know if or when it may generate revenues from anaerobic digester systems. The Company will use substantially all of its resources for further development of its website, referral database and an anaerobic digester system.

     As of December 31, 2002, the Company had an accumulated deficit of ($447,746) funded by paid-in capital. During the year ended December 31, 2002, the Company spent $161,096 in market development expenses compared to $-0- in the same period 2001. During the year ended December 31, 2002, the Company spent $226,415 in administrative expenses compared to $11,639 for
the same period of 2001.   During the year ended December 31, 2002, the
Company had losses from operations of ($389,097) compared to losses in the period 2001 of ($11,639). These increases are due to the Company undertaking operations and efforts to develop its website and referral database and to the investigation of digester systems.

     The Company has financed its operations mainly through the sale of its common stock and has been entirely dependent on outside sources of financing for continuation of operations. The Company expects to continue its development efforts at the same pace until funds raised in the public offering are exhausted. The Company anticipates the funds from the offering may be sufficient to fund operations for the next three to six months. The Company will then evaluate its situation to determine the potential availability of funds and to seek additional funding. At that time, the Company will also determine whether it needs to scale back its efforts to minimize expenses. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on acceptable terms or at all.

     The Company currently is currently paying monthly fees to its President, John Hickey and five other consultants for services being rendered to the Company. The total fees paid to these individuals on a monthly basis is approximately $17,000. The Company does not anticipate hiring employees in 2003 unless the Company is successful in securing additional funding. Once the Company has exhausted the funds raised in the offering, unless it is unable to raise additional funds, it is unlikely the Company will be able to continue to retain the services of some or any of these consultants.

==========================================================================


     ITEM 7.  FINANCIAL STATEMENTS

==========================================================================



                   [This space intentionally left blank.]

SELLERS AND ANDERSEN, L.L.C.                 941 East 3300 South, Suite 202
Certified Public Accountants
and Business Consultants                         Salt Lake City, Utah 84106
Member SEC Practice Section of the AICPA             Telephone 801 486-0096
                                                           Fax 801 486-0098


Board of Directors
Office Managers, Inc.
Salt Lake City, Utah

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Office Managers, Inc. (development stage company) at December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows and for the years ended December 31, 2002 and 2001 and the period September 19, 2000 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Office Managers Inc. at
December 31, 2002   and the results of operations and cash flows for the
years ended December 31, 2002 and 2001 and the period September 19, 2000 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 7 . These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, Utah
March  4, 2003                              /s/Sellers and Andersen, L.L.C.


                          OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                               BALANCE SHEET
                             December 31, 2002

==========================================================================

                                   ASSETS
CURRENT ASSETS

  Cash                                                            $ 90,601
                                                                 ----------
     Total Current Assets                                           90,601

OTHER ASSETS

  Office equipment - net of accumulated depreciation                13,498
                                                                 ----------
  Web site - net of accumulated amortization                         5,027
                                                                 ----------
                                                                 $ 109,126
                                                                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable                                               $   1,305
  Accounts payable - affiliate                                      50,923
                                                                  ---------
     Total Current Liabilities                                      52,228
                                                                  ---------
STOCKHOLDERS' EQUITY

  Common stock
     50,000,000 shares authorized, at $0.001 par value;
     34,598,500 shares issued and outstanding                       34,599

  Capital in excess of par value                                   470,045

  Deficit accumulated during the development stage                (447,746)
                                                                  ---------
     Total Stockholders' Equity                                     56,898
                                                                  ---------
                                                                  $109,126
                                                                  =========


 The accompanying notes are an integral part of these financial statements.
                                     19


                          OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                          STATEMENT OF OPERATIONS
       For the Years Ended December 31, 2002 and 2001 and the period
        September 19, 2000 (Date of Inception) to December 31, 2002

                                      Dec 31,     Dec 31,    Sept 19, 2000
                                         2002        2001   to Dec 31, 2002
                                   ----------- -----------  ---------------

REVENUES                           $     -     $     -      $      -
                                   ----------- -----------  ---------------
EXPENSES
 Market development                   161,096          -           161,096
 Development of web site -
  preliminary project stage              -             -            25,000
 Depreciation                           1,586          -             1,586
 Administrative                       226,415      11,639          260,064
                                   ----------- -----------  ---------------

NET LOSS                           $ (389,097) $  (11,639)  $     (447,746)
                                   =========== ===========  ===============

NET LOSS PER COMMON SHARE

 Basic and dilutive                $     (.01) $    -

AVERAGE OUTSTANDING SHARES -
 (stated in 1,000's)
 Basic and dilutive                    34,598      29,500
                                   ----------- -----------

 The accompanying notes are an integral part of these financial statements.
                                     20




                          OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                           to December  31, 2002

===========================================================================

                                                          Capital in
                                             Common Stock                  Excess of          Accumulated
                                  Shares           Amount    Par Value      Deficit
                                -----------------------------------------------------
Balance September 19, 2000            -      $      -     $       -     $      -

Issuance of common stock
 for cash at $.001 -
 September 19, 2000              16,000,000        16,000         -             -

Issuance of common stock
 for web site - September
 25, 2000 - Note 3                6,000,000         6,000       19,000          -

Issuance of common stock
 for cash at  $.01 -
 October 10, 2000                 5,000,000         5,000       44,810          -

Net operating loss for the
 period September 19, 2000
 to December 31, 2000                     -             -           -        (47,010)
                                 ------------ ------------  ------------ ------------

Balance December 31, 2000        27,000,000        27,000        63,810      (47,010)

Issuance of common stock
 for cash at $.0012 -
 January 2001                     2,500,000         2,500           500         -

Net operating loss for the
 year ended December 31,
 2001                                 -             -            -           (11,639)
                                 ------------ ------------  ------------ ------------
Balance  December 31,  2001      29,500,000        29,500        64,310      (58,649)

Issuance of common stock for
 cash at $.10 - net of
 offering costs - July
 22, 2002                         5,098,500         5,099       405,735         -

Net operating loss for year
 ended December 31, 2002              -             -             -         (389,097)
                                 ------------ ------------  ------------ ------------
Balance December  31,  2002      34,598,500  $     34,599 $     470,045 $   (447,746)
                                 ============ ============  ============ ============

 The accompanying notes are an integral part of these financial statements.
                                     21
                           OFFICE  MANAGERS,  INC.
                       ( Development  Stage Company)
                          STATEMENT OF CASH FLOWS
       For the Years Ended December 31, 2002 and 2001 and the Period
        September 19, 2000 (Date of Inception) to December 31, 2002

=====================================================================================

                                                                        Sept 19, 2000
                                                 Dec 31,       Dec 31,     to Dec 31,
                                                   2002           2001           2002
                                             ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $  (389,097) $    (11,639) $   (447,746)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities

   Depreciation                                    1,586           -           1,586
   Change in accounts payable                     52,228           -          52,228
   Issuance of capital stock for web site            -             -          25,000
   Net Decrease in Cash From Operations         (335,283)      (11,639)     (368,932)
                                             ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of web site                             (5,027)          -          (5,027)
 Purchase of equipment                           (15,084)          -         (15,084)
                                             ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Net proceeds from issuance of common stock      410,834         3,000       479,644
                                             ------------  ------------  ------------
   Net Increase (Decrease)  in Cash               55,440        (8,639)       90,601

   Cash at Beginning of Period                    35,161        43,800           -
                                             ------------  ------------  ------------
 Cash at End of Period                       $    90,601  $     35,161  $     90,601
                                             ============  ============  ============

NON  CASH  FLOWS  FROM OPERATING ACTIVITIES
 Issuance of  6,000,000 common shares for
  web site - 2000                            $    25,000

 The accompanying notes are an integral part of these financial statements.

                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2002

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

Income Taxes
------------

On December 31, 2002, the Company had a net operating loss carry forward of $447,749. The tax benefit of approximately $134,324 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2023.

Basic and Dilutive Net Income (Loss) Per Share
----------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted EPS are similarly calculated, except that the weighted average number of common shares outstanding includes common shares that may be issued, subject to existing rights, with dilutive potential. Dilutive (loss) per share has not been computed nor presented if it would be anti-dilutive and for purposes of this report the dilutive shares includes 10,197,000 shares that may be issued as outlined in note 5.

                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             December 31, 2002

===========================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Amortization of Web Site
------------------------
Costs of the preliminary development of the web site are expensed as incurred and costs of the application and post- implementation are capitalized and amortized over the useful life of the fully developed web site. The web site is fully developed, however, amortization over five years will begin in 2003.

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

Financial and Concentrations Risk
---------------------------------
The Company does not have any concentration or related financial credit risk.

Revenue Recognition
-------------------
Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Statement of Cash Flows
-----------------------
For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Advertising and Market Development
----------------------------------
The Company expenses advertising and market development costs as incurred.

                          OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             December 31, 2002

===========================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Office equipment
----------------
Office equipment is depreciated over 3 and 7 years using the straight line method.

     Cost                                         $    15,084
     Less accumulated depreciation                     (1,586)
                                                  ------------
       Net                                        $    13,498
                                                  ============

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

Costs of the preliminary development of the web site are expensed as incurred and costs of the application and post- implementation will be capitalized and amortized over an estimated useful life of five years.

The web site is fully developed and amortization  will begin in 2003.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, employees and Ambra Resources, Inc. (an affiliate by common officers) have acquired 46 % of the common stock issued.

Ambra Resources, Inc. has made a no interest demand loan to the Company of
$50,923

                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             December 31, 2002

===========================================================================

5.  CAPITAL STOCK

From September 2000 to January 2001 the Company completed private placement offerings of 23,500,000 common shares for $68,810.

During July 2002 the Company completed the sale of an offering of 5,098,500 units at $.10 per unit. Each unit consists of one share of common stock, one redeemable A warrant to purchase an additional common share at $.50 by July 10, 2003, and one redeemable B warrant to purchase an additional common share at $1.20 by July 10, 2007 which could amount to the issuance of 10,197,000 additional shares. On the report date no warrants had been redeemed.

During January and February 2003 (subsequent to December 31, 2002) the Company issued 2,529,411 restricted common shares for services.

6.  CONTINUING   LIABILITIES

On May 22, 2001 the Company entered into a marketing agreement with MediaComm Marketing International , Inc. The terms of the agreement included a payment of $25,000 (paid in September 2002) and the issuance of 250,000 common shares of the Company. The shares were issued in February 2003 as part of the 2,529,411 shares outlined in note 5.

The Company is obligated under a month to month office lease for $3,819 per month.

7.  GOING CONCERN

The Company intends to continue the development of its business interests, however, there is insufficient working capital necessary to be successful in this effort and to service its debt.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective, through short term related party loans, long term financing, and additional equity funding, which will enable the Company to operate for the coming year.

===========================================================================

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE



     The Company's independent auditors recently changed the name of its firm from Andersen, Andersen & Strong, L.C., to Sellers and Andersen, L.C. The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.



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



                                     Term Served as       Positions with
          Name            Age      Director/Officer         the Company
          -------------- ------- ----------------    --------------------
          John M. Hickey 60        January 2001      President
                                   September 2000    Director
          -------------- ------- ----------------    --------------------
          John Ray Rask   50       January 2001      Secretary/Treasurer
                                   September 2000    Director
          -------------- ------- ----------------    --------------------
          Charles Smith   62       February 2001     Director
          -------------- ------- ----------------    --------------------
          Wilf Blum       49       February 2001     Director
          -------------- ------- ----------------    --------------------

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

     John Ray Rask. Since the early 1980's Mr. Rask has been owner and operator of Ray's Income Tax Service, a company which specialized in bookkeeping and the preparation of income tax returns. Since 1996, Mr. Rask has also served as the Secretary and a director of Ambra Resources Group, Inc. Mr. Rask currently devotes approximately 20 hours per week to Office Managers. He will devote additional time as need requires.
                                     27


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

     Compliance with Section 16(a) of the Exchange Act

     Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities, which is to be filed by the officers and directors owning shares in the Company within 10 days after the effective date of the Company's filing on Form 10-SB. Form 4 is to report changes in beneficial ownership and is due on or before the tenth day of the month following any month in which they engage in any transaction in the Company's common stock. Form 5 covers annual statement of changes in beneficial ownership which is due 90 days after the fiscal year end of the Company.

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears that Mr. Blum inadvertently failed to timely file a Form 4 during the fiscal year ended December 31, 2002.


===========================================================================

     ITEM 10.  EXECUTIVE COMPENSATION
===========================================================================

                              SUMMARY COMPENSATION TABLE


                         Annual Compensation       Long Term        Payouts
                                                   Awards
                                          Other    Restr                     All
Name and                 Other            Annual   icted                     Other
Principal                Annual  Bonus    Compen   Stock    Options LTIP     Compen
Position       Year      Salary  $        sation   Awards   /SARs   Payout   sation
John Hickey    2002   $  32,000$ -0-    $ -0-     $    -0-  $   -0- $    -0- $    -0-
President      2001          -0-      -0-      -0-     -0-      -0-      -0-      -0-
               2001          -0-      -0-      -0-     -0-      -0-      -0-      -0-

     No other compensation has been paid directly or accrued to any other officer or director of the Company to date. The Company has no policy for compensating its directors for attendance at Board of Directors meetings or for other services as directors.
                                     28


     Compensation of officers and directors is determined by the Company's Board of Directors and is not subject to shareholder approval. The Company has no agreement at this time, with any officer, director or key employee, regarding employment with the Company or compensation for services.

The Company has no retirement, pension, or benefit plan at the present time, however, the Board of Directors may adopt plans as it deems to be reasonable under the circumstances.

Employment Contracts, Termination of Employment and Change in Control
Arrangement

The salary attributed to Mr. Hickey is actually paid as consulting fees to Lincoln Communications, a consulting firm owned by Mr. Hickey. Lincoln Communications is paid $4,000 per month for Mr. Hickey's services. There is no written agreement between the Company and Lincoln
Communications. The Company could terminate the services of Lincoln Communications at any time.

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


===========================================================================

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

===========================================================================

     The following table sets forth as of March 3, 2003, the name and number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 37,629,911 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

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



                                     Amount of
Name and Address                     Beneficial Ownership        Percentage of Class
-----------------------              ---------------------       -------------------
John M. Hickey                                6,000,000          15.9%
1601-1415 West Georgia Street
Vancouver, B.C. V6G 3C8

John M. Hickey                                6,000,000          15.9%
Ambra Resources Group, Inc.
610-800 West Pender Street
Vancouver, B.C. V6C 2V6

Robert L. Card                                5,000,000          13.3%
Siam Oceanic Fund Ltd.
Suite 316 - 744 West Hastings Street
Vancouver, B.C. V6C 1A5

Eric Smith                                    2,000,000           5.3%
Network Capital Group, Inc.
P.O. Box 61 Front Street
Churchill Building
Grand Turk, Turks & Caicos Islands

Mavis Smith                                   2,000,000           5.3%
Powerwave Systems Corp.
P.O. Box 170 Front Street
Churchill Building
Grand Turk, Turks & Caicos Islands

John Ray Rask                                 1,000,000           2.7%
1909 Monroe Ave.
Butte, Montana 59701

Charles Smith                                   500,000           1.3%
Rua Tavares Bastos, 103
05012-020
Sao Paulo S.P. Brasil

Wilf Blum                                       640,000           1.7%
Bluestone, Inc.
136 East South Temple, Suite 1600
Salt Lake City, Utah 84111

-------------------------------------------------------------------------------------

All officers and directors
as a group (4 persons)                       14,140,000          37.8%

-------------------------------------------------------------------------------------
     TOTAL                                   23,140,000          61.5%
-------------------------------------------------------------------------------------

     Mr. Hickey and Mr. Rask are officers and directors. Mr. Smith and Mr. Blum are directors.

                                     30


===========================================================================

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

===========================================================================

     During the quarter ended September 30, 2002, Ambra Resources Group, Inc., loaned the Company $80,923 pursuant to no interest demand notes. During the quarter ended December 31, 2002, the Company paid Ambra $30,000 toward retirement of the no interest demand notes. The Company now owes Ambra $50,923.

     The Company pays Lincoln Communications $4,000 per month in consulting fees for the services provided to the Company by Mr. John Hickey. Lincoln Communications is a consulting firm owned by Mr. Hickey. There is no written agreement between the Company and Lincoln Communications. The Company could terminate the services of Lincoln Communications at any time. The Company believes the services being provided by Lincoln Communications are being provided on terms at least as favorable as could be obtained in the open market.

===========================================================================

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

===========================================================================

(a)  Reports on Form 8-K.

     None.

(b)  Exhibits.  The following exhibits are included as part of this report:

     Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


===========================================================================

     ITEM 14.  CONTROLS AND PROCEDURES

===========================================================================

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this annual report. Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

     (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                                     31


===========================================================================

                                 SIGNATURES

===========================================================================

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              OFFICE MANAGERS, INC.



Date: March 26, 2003          By /S/ John M. Hickey
                                  John M. Hickey, Chief Executive Officer



Date: March 26, 2003          By /S/ John R Rask
                                  John R. Rask, Chief Financial Officer



               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, John M. Hickey, certify that:

     (1) I have reviewed this annual report on Form 10-KSB of Office Managers, Inc., (the "Company");

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Date: March 26, 2003    By: /S/ John M. Hickey
                            John M. Hickey, Principal Executive Officer



               CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, John R. Rask, certify that:

     (1) I have reviewed this annual report on Form 10-KSB of Office Managers, Inc., (the "Company");

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003     By: /S/ John R. Rask
                               John R. Rask, Principal Financial Officer