Form 10KSB
period 2002-12-31
OFFICE MANAGERS INC
filed 2003-04-07
CIK 741017

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
                                   -----------

                           OFFICE MANAGERS, INC.
              ------------------------------------------------
             (Exact name of registrant as specified in charter)

     NEVADA                                                 87-0661638
-------------------------------                   -------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 Incorporation or organization)

136 East South Temple, Suite 1600, Salt Lake City, Utah             84111
-------------------------------------------------------          ----------
   (Address of principal executive offices)                      (Zip Code)

     Issuer's telephone number, including area code    (801) 363-2599
                                                    -----------------------

        Securities registered pursuant to section 12 (b) of the Act:

     Title of each class     Name of each exchange on which registered
     -------------------     -----------------------------------------
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