Form 10QSB
period 2003-03-31
OFFICE MANAGERS INC
filed 2003-05-15
CIK 741017

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
   March 31, 2003                                            333-51180


                           OFFICE MANAGERS, INC.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
      ---------------------------------------------------------------
       (State or other jurisdiction of incorporation or organization)

                                 87-0661638
                    -----------------------------------
                    (I.R.S. Employer Identification No.)

       136 East South Temple, Suite 1600, Salt Lake City, Utah 84111
       -------------------------------------------------------------
                  (Address of principal executive offices)

                               (801) 363-2599
            ---------------------------------------------------
            (Registrant's telephone number, including area code)

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

Common stock, par value $.001; 38,884,350 shares outstanding as of May 13, 2003

                     PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                          OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                               BALANCE SHEETS
                    March 31, 2003 and December 31, 2002

=====================================================================================
                                                               Mar. 31,     Dec. 31,
                                                                 2003         2002
                                                             -----------  -----------
ASSETS
CURRENT ASSETS

 Cash                                                        $   44,228  $    90,601
                                                             -----------  -----------
   Total Current Assets                                          44,228       90,601
                                                             -----------  -----------

OTHER ASSETS

 Office equipment - net of accumulated depreciation               13,103      13,498
 Web site - net of accumulated amortization                       4,776        5,027
                                                             -----------  -----------
                                                             $   62,107  $   109,126
                                                             ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

 Accounts payable                                            $   30,000  $     1,305
 Accounts payable - affiliate                                    50,923       50,923
                                                             -----------  -----------
   Total Current Liabilities                                     80,923       52,228
                                                             -----------  -----------
STOCKHOLDERS' EQUITY (deficit)

 Common stock
  50,000,000 shares authorized, at $0.001 par value;
  38,827,911 shares issued and outstanding March 31;
  34,598,500 shares  outstanding December 31                     38,828       34,599
 Capital in excess of par value                                 470,045      470,045
    Deficit accumulated during the development stage           (527,689)    (447,746)
                                                             -----------  -----------
  Total Stockholders'  Equity (deficit)                         (18,816)      56,898
                                                             -----------  -----------
                                                             $   62,107  $   109,126
                                                             ===========  ===========

 The accompanying notes are an integral part of these financial statements.

                          OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                          STATEMENT OF OPERATIONS
        For the Three Months Ended March 31, 2003 and 2002 and the
      Period September 19, 2000 (Date of Inception) to March 31, 2003

=====================================================================================

                                                                        Sept 19, 2000
                                                Mar 31,       Mar 31,        to
                                                   2003          2002    Mar 31, 2003
                                            ------------  ------------  -------------

REVENUES                                   $       -     $       -     $      -
                                            ------------  ------------  -------------

EXPENSES
 Market development                              50,530         -            211,626
 Depreciation and amortization                      646         -              2,232
 Administrative                                  28,767        11,378        288,831
 Development of web site -
  preliminary project stage                        -            -             25,000
                                            ------------  ------------  -------------

NET LOSS                                   $    (79,943) $    (11,378) $    (527,689)
                                            ============  ============  =============
NET LOSS PER COMMON SHARE

 Basic                                     $       -     $        -

AVERAGE OUTSTANDING SHARES

 Basic (stated in 1000's)                        36,598        29,500
                                            ------------  ------------




 The accompanying notes are an integral part of these financial statements

                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                             to March  31, 2003

                                                             Capital in
                                          Common Stock        Excess of  Accumulated
                                        Shares        Amount  Par Value     Deficit
                                     ----------  ----------- -----------  -----------
Balance September 19, 2000                -     $       -    $    -      $     -

Issuance of common stock for cash
 at $.001 - September 19, 2000       16,000,000       16,000      -            -

Issuance of common stock for web
 site - September 25, 2000 - Note 3   6,000,000        6,000     19,000        -

Issuance of common stock for cash
 at  $.01 - October 10, 2000          5,000,000        5,000     44,810        -

Net operating loss for the period
 September 19, 2000 to December
 31, 2000                                 -             -         -          (47,010)

Issuance of common stock for cash
 at $.0012 - January 2001             2,500,000        2,500         500       -

Net operating loss for the year
 ended December 31, 2001                  -             -         -          (11,639)

Issuance of common stock for cash
 at $.10 - net of offering costs -
 July 22, 2002                        5,098,500        5,099     405,735       -

Net operating loss for year
 ended December 31, 2002                  -             -         -         (389,097)
                                     ----------  ----------- -----------  -----------
Balance December 31, 2002            34,598,500       34,599     470,045    (447,746)

Issuance of common stock for
 services at $.001 - January through
 March 2003                           4,229,411       4,229       -            -

Net operating loss for three months
 ended March 31, 2003                     -             -         -          (79,943)
                                     ----------  ----------- -----------  -----------
Balance March  31,  2003             38,827,911 $     38,828 $   470,045 $  (527,689)
                                     ==========  =========== ===========  ===========

 The accompanying notes are an integral part of these financial statements.

                          OFFICE  MANAGERS,  INC.
                       ( Development  Stage Company)
                          STATEMENT OF CASH FLOWS
        For the Three Months Ended March 31, 2003 and 2002 and the
       Period September 19, 2000 (Date of Inception) to March 31, 2003

=====================================================================================

                                                                        Sept 19, 2000
                                                Mar 31,       Mar 31,        to
                                                 2003          2002      Mar 31, 2003
                                            ------------  ------------  -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss                                  $    (79,943) $    (11,378) $    (527,689)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities

   Depreciation and amortization                    646          -             2,232
   Change in accounts payable                    28,695          -            80,923
   Issuance of capital stock for web site           -            -            25,000
   Issuance of capital stock for services         4,229           -            4,229
                                            ------------  ------------  -------------
   Net Decrease in Cash From Operations         (46,373)      (11,378)      (415,305)

CASH FLOWS FROM INVESTING
 ACTIVITIES

 Purchase of web site                              -             -            (5,027)
 Purchase of equipment                             -             -           (15,084)
                                            ------------  ------------  -------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Proceeds from issuance of common stock            -          441,800        479,644
 Net Increase (Decrease) in Cash                 46,373)      430,422         44,228
                                            ------------  ------------  -------------
 Cash at Beginning of Period                     90,601        35,161          -
                                            ------------  ------------  -------------
 Cash at End of Period                     $     44,228  $    465,583  $      44,228
                                            ============  ============  =============

NON CASH FLOWS FROM OPERATING ACTIVITIES
 Issuance of  6,000,000 common shares for
  web site - 2000                          $     25,000
 Issuance of 4,229,411 common shares for
  services - 2003                                 4,229
                                            ------------

 The accompanying notes are an integral part of these financial statements.
                                     5


                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               March 31, 2003

===========================================================================

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 19, 2000 with authorized common stock of 50,000,000 shares at $0.001 par value.

The Company primarily acts as a consultant to businesses helping them match
their needs to the goods and services of reputable providers.   The Company
is considered a development stage company because it has not yet generated revenue from sale of its products. Since its inception, the Company has devoted substantially all of its efforts to developing its service and product offerings and to the search for sources of capital to fund its efforts.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not  adopted a policy regarding payment of dividends.

Income Taxes
------------

On March 31, 2003, the Company had a net operating loss carry forward of $527,689. The tax benefit of approximately $158,306 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting 2021 through 2024.

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

                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               March 31, 2003

===========================================================================

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







                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               March 31, 2003

===========================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
----------------------------------------------------------
Office equipment
----------------
Office equipment is depreciated over 3 and 7 years using the straight line method.

          Cost                             $     15,084
          Less accumulated depreciation          (1,981)
                                            ------------
          Net                                    13,103
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

Costs of the preliminary development of the web site are expensed as incurred and costs of the application and post- implementation are capitalized and amortized over an estimated useful life of five years.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, employees and Ambra Resources, Inc. (an affiliate by common officers) have acquired 30 % of the common stock issued.

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

During January and February 2003 the Company issued 4,229,411 restricted common shares for services.


                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               March 31, 2003

===========================================================================

6.  CONTINUTING LIABILITIES

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

Item 2.  Plan of Operations

     This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. Actual results may differ materially depending on a variety of factors.
For a complete understanding, this Plan of Operations should be read in conjunction with Part I- Item 1. Financial Statements to this Form 10- QSB.

General
-------

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

     Source of Funds
     ---------------
     As discussed above, on July 10, 2002, the Company closed its initial public offering pursuant to an effective registration statement with the SEC. The Company received total proceeds of $509,850 from the offering. Since that time, the Company has relied on the proceeds of that offering to fund its operations. As of March 31, 2003, the Company has spent approximately $465,622 of the funds raised in the offering. At the present time, the Company anticipates the funds remaining from the offering should be sufficient to meet operating expenses of the Company through the first and possibly second quarters of 2003.


     Once the proceeds from the public offering are fully used, the Company will need to seek additional funding. This funding may be sought by means of private equity or debt financing by the Company. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all. If the Company is unsuccessful in obtaining additional funding by the end of the second quarter of 2003, the Company may be unable to continue operations as it has insufficient working capital necessary to meet its expenses and service its debt.

     Results of Operations
     ---------------------

     During the period from inception, September 19, 2000, to March 31, 2003, the Company has not generated any revenue. The Company does not expect to generate any material revenues from its credit and collections referral service or online office product sales until at least the fourth quarter of 2003, if at all. At this time, the Company does not know if or when it may generate revenues from anaerobic digester systems. The Company will use substantially all of its resources for further development of its website, referral database and an anaerobic digester system.

     As of March 31, 2003, the Company had an accumulated deficit of ($527,689) funded by paid-in capital. At March 31, 2003, the Company owed $30,000 on accounts payable compared to $1,305 on March 31, 2002. During the quarter ended March 31, 2003, the Company spent $50,530 in market development expenses compared to $-0- in the same period 2002. During the quarter ended March 31, 2003, the Company spent $28,767 in administrative
expenses compared to $11,378 for the same period of 2002.   During the
quarter ended March 31, 2003, the Company had losses from operations of ($79,943) compared to losses in the same period of 2002 of ($11,378). These increases are due to the Company undertaking operations and efforts to develop its website and referral database and to the investigation and development of digester systems.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended March 31, 2003.

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


     On February 20, 2003 and March 29, 2003, the Company issued 1,000,000 and 900,000 restricted common shares to Charles Yourshaw and Yourshaw Engineering respectively for services rendered and to be rendered to the Company in connection with the operations of its wholly owned subsidiary Vogue Environmental Solutions, Inc. Pursuant to an agreement with Mr. Yourshaw, the Company also reimburses Mr. Yourshaw with restricted shares for expenses incurred on a monthly basis up to $10,000. On March 5, 2003 and May 5, 2003, the Company issued 29,411 and 29,412 restricted common shares respectively to Mr. Yourshaw based on an average stock price of $.37 during the preceding month. The Company issued 27,027 restricted shares to Mr. Yourshaw on April 2, 2003, based on an average stock price of $.34 during the preceding month. All shares issued to Mr. Yourshaw were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

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

     On March 26, 2003, the Company issued 300,000 shares to two consultants who are designing and testing the electrical system for the Company's anaerobic digester system. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

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

     During the quarter ended September 30, 2002, the Company used approximately $46,373 of the proceeds of the offering to cover working capital costs. The Company paid nothing to Apex Resources Group, Inc., a related party, (formerly known as Ambra Resources Group, Inc.). The Company owes Ambra $50,530. Approximately $12,000 of the proceeds of the offering were paid to officers and directors of the Company as compensation incidental to their employment with the Company during the quarter ended March 31, 2003.

Item 6.  Exhibits and Reports on Form 8-K

     Reports on Form 8-K

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


                                   Office Managers, Inc.

May 14, 2003                       /S/ John M. Hickey
                                   ---------------------------------------
                                   John M. Hickey, Chief Executive Officer




May 14, 2003                       /S/ John Ray Rask
                                   ---------------------------------------
                                   John Ray Rask, Chief Financial Officer






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



     Date: May 14, 2003            By: /S/ John M. Hickey
                                   ---------------------------------------
                                   John M. Hickey,
                                   President and Chief Executive Officer
                                     14


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

     Date: May 14, 2003            By: /S/ John Ray Rask
                                   ---------------------------------------
                                   John Ray Rask,
                                   Secretary and Chief Financial Officer

