Form 10QSB
period 2003-06-30
OFFICE MANAGERS INC
filed 2003-08-14
CIK 741017

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
  June 30, 2003                                               333-51180


                           OFFICE MANAGERS, INC.
                       -----------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                           ----------------------
       (State or other jurisdiction of incorporation or organization

                                 87-0661638
                          -----------------------
                    (I.R.S. Employer Identification No.)

       136 East South Temple, Suite 1600, Salt Lake City, Utah 84111
       --------------------------------------------------------------
                  (Address of principal executive offices)

                               (801) 363-2599
                         -------------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                    None
                         --------------------------

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

        Common stock, par value $.001; 36,673,500 shares outstanding as of August 14, 2003

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                          OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                               BALANCE SHEETS
                    June 30, 2003 and December 31, 2002

================================================================================

                                                         Jun 30,       Dec 31,
                                                          2003          2002
                                                      ------------ ------------

ASSETS
CURRENT ASSETS

Cash                                                  $    26,882   $    90,601
                                                      ------------  ------------
  Tota  Current Assets                                     26,882        90,601
                                                      ------------  ------------
OTHER ASSETS

Office equipment - net of accumulated depreciation         12,708        13,498
Web site - net of accumulated amortization                  4,525         5,027
                                                      ------------  ------------
                                                      $    44,115   $   109,126
                                                      ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable                                      $     -       $     1,305
Accounts payable - affiliates                             72,423         50,923
                                                      ------------  ------------
  Total Current Liabilities                                72,423        52,228
                                                      ------------  ------------
STOCKHOLDERS' EQUITY (deficit)

Common stock
  50,000,000 shares authorized, at $0.001 par value;
  36,548,500 shares issued and outstanding June 30;
  34,598,500 shares  outstanding December 31               36,549        34,599
Capital in excess of par value                           499,845        470,045
Deficit accumulated during the development stage        (564,702)      (447,746)
                                                      ------------  ------------
  Total Stockholders' Equity (deficit)                    (28,308)       56,898
                                                      ------------  ------------
                                                      $    44,115  $    109,126
                                                      ============  ============

The accompanying notes are an integral part of these financial statements.

                          OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                          STATEMENT OF OPERATIONS
     For the Three and Six Months Ended June 30, 2003 and 2002 and the
       Period September 19, 2000 (Date of Inception) to June 30, 2003

=====================================================================================

                             Three Months                Six Months          Sept 19,
                        ------------------------ -----------------------     2000 to
                           Jun 30,     Jun 30,      Jun 30,     Jun 30,      Jun 30,
                            2003        2002         2003        2002          2003
                        ----------- -----------  ----------- -----------  -----------
REVENUES                $       69  $     -      $       69  $     -      $       69
                        ----------- -----------  ----------- -----------  -----------

EXPENSES
Market development          27,616        -          78,146        -         239,242
Depreciation
  & amortization               646        -           1,292        -           2,878
Administrative               8,820     109,904       37,587     121,282      293,624
Development of web
  site - preliminary
  project stage               -          4,027         -          4,027       29,027
                        ----------- -----------  ----------- -----------  -----------
                            37,082     113,931      117,025     125,309      564,771
                        ----------- -----------  ----------- -----------  -----------
NET LOSS                $  (37,013) $ (113,931)  $ (116,956) $ (125,309)  $ (564,702)
                        =========== ===========  =========== ===========  ===========
NET LOSS PER COMMON SHARE

Basic                   $     -     $      -     $     -     $     -
                        ----------- -----------  ----------- -----------
AVERAGE OUTSTANDING SHARES

Basic
  (stated in 1000's)        38,828      29,500       36,598      29,500
                        ----------- -----------  ----------- -----------




The accompanying notes are an integral part of these financial statements

                          OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                             to June  30, 2003

=====================================================================================
                                                             Capital in
                                            Common Stock      Excess of   Accumulated
                                      Shares        Amount    Par Value    Deficit
                                    -----------  ----------- -----------  -----------
Balance September 19, 2000                -      $     -     $     -      $     -

Issuance of common stock for cash
at $.001 - September 19, 2000      16,000,000       16,000        -             -

Issuance of common stock for web
site - September 25, 2000 -
Note 3                              6,000,000        6,000      19,000          -

Issuance of common stock for cash
at  $.01 - October 10, 2000         5,000,000        5,000      44,810          -

Net operating loss for the period
September 19, 2000 to
December 31, 2000                        -            -           -         (47,010)

Issuance of common stock for cash
at $.0012 - January 2001            2,500,000        2,500         500          -

Net operating loss for the year
ended December 31, 2001                  -            -           -         (11,639)

Issuance of common stock for cash
at $.10 - net of offering costs
  - July 22, 2002                    5,098,500        5,099     405,735          -

Net operating loss for year
ended December 31, 2002                  -            -           -        (389,097)
                                    -----------  ----------- ----------- -----------
Balance December 31, 2002           34,598,500       34,599     470,045    (447,746)

Issuance of common stock for
services at $.001 - January
through March 2003 - net of
cancellations                       1,750,000        1,750        -             -

Issuance of common stock for
payment of debt at $.15 -
May 30, 2003                          200,000          200      29,800          -

Net operating loss for six months
ended June 30, 2003                      -            -           -        (116,956)
                                    -----------  ----------- ----------- -----------
Balance June  30,  2003             36,548,500   $   36,549  $  499,845  $ (564,702)
                                    ===========  =========== =========== ===========

The accompanying notes are an integral part of these financial statements.

                          OFFICE  MANAGERS,  INC.
                       ( Development  Stage Company)
                          STATEMENT OF CASH FLOWS
         For the  Six Months Ended June 30, 2003 and 2002 and the
       Period September 19, 2000 (Date of Inception) to June 30, 2003

                                                                        Sept 19, 2000
                                                Jun 30,       Jun 30,     to Jun 30,
                                                 2003          2002          2003
                                             ------------  ------------  ------------

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                                     $  (116,956)  $  (125,309) $   (564,702)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities

  Depreciation and amortization                    1,292           559         2,878
  Change in accounts payable                      50,195       110,923       102,423
  Issuance of capital stock for web site            -             -           25,000
  Issuance of capital stock for services           1,750          -            1,750
                                             ------------  ------------  ------------
  Net Decrease in Cash From Operations           (63,719)      (13,827)     (432,651)
                                             ------------  ------------  ------------
CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of web site                               -             -            (5,027)
Purchase of equipment                              -          (11,170)       (15,084)
                                             ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock             -          320,044        479,644
                                             ------------  ------------  ------------
  Net Increase (Decrease) in Cash                (63,719)      295,047        26,882

  Cash at Beginning of Period                     90,601        35,161          -
                                             ------------  ------------  ------------
  Cash at End of Period                      $    26,882   $   330,208   $    26,882
                                             ============  ============  ============

NON CASH FLOWS FROM OPERATING ACTIVITIES
Issuance of  6,000,000 common shares for web site - 2000                 $    25,000
                                                                         ------------
Issuance of 1,750,000 common shares (net of cancellations)
  for services - 2003                                                          1,750
                                                                         ------------

The accompanying notes are an integral part of these financial statements.

                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 2003

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

Income Taxes
------------
On March 31, 2003, the Company had a net operating loss carry forward of $564,702. The tax benefit of approximately $169,410 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.
The net operating loss will expire starting 2021 through 2024.

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

                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               June 30, 2003

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

Estimates and Assumptions
-------------------------
Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Office equipment
----------------
Office equipment is depreciated over 3 and 7 years using the straight line method.

     Cost                                                $     15,084
     Less accumulated depreciation                             (2,376)
                                                          ------------
       Net                                                     12,708
                                                          ------------

                                     7

                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               June 30, 2003

===========================================================================

3.   ACQUISITION OF WEB SITE

On September 25, 2000 the Company acquired the web site and the domain name "officemanagers.net",(which was in the preliminary development stage) from Apex Resources, Inc.(an affiliate), by the issuance of 6,000,000 common shares of the Company, for the purpose of pursuing its business interest as outlined in note 1.  The value of the web site was  recorded  at
$25,000,   the acquisition cost to Apex  Resources, Inc.,   before the sale
to the Company.

Costs of the preliminary development of the web site are expensed as incurred and costs of the application and post- implementation are capitalized and amortized over an estimated useful life of five years.

4.   SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, employees, and Apex Resources, Inc. (an affiliate by common officers) have acquired 30 % of the common stock issued.

Apex Resources, Inc. has made no interest demand loans to the Company of
$72,423

5.   CAPITAL STOCK

>From September 2000 to January 2001 the Company completed private placement offerings of 23,500,000 common shares for $68,810.

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

During January and February 2003 the Company issued 1,750,000 restricted common shares (net of cancellations during June 2003) for services. In May 2003, the Company issued 200,000 shares for payment of debt.

6.   CONTINUING LIABILITIES

The Company is obligated under a month to month office lease.




                                     8

                           OFFICE  MANAGERS,  INC.
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               June 30, 2003

===========================================================================

7.   GOING CONCERN

The Company intends to continue the development of its business interests, however, there is insufficient working capital necessary to be successful in this effort and to service its debt which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective, through related party loans, long term financing, and additional equity funding, which will enable the Company to operate for the coming year.


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

     To date, the Company has realized no income from its credit and collections professional referral service. The Company believes this is due to several factors. The Company has chosen to seek to develop at least a minimal referral network before actively marketing its service to small business and home office business owners. The Company has had difficulty in retaining the services of qualified credit and collections professionals for inclusion in its network. The Company believes this is due to doubts on the part of credit and collections professionals about whether the $100 referral fee they pay will be worth the referral they will receive; questions about the quantity and quality of referrals the Company will be able to provide; and a lack of knowledge about the Company's services because the Company's direct marketing campaign to enroll credit and collections individuals has not commenced. Given its current financial situation, the Company is uncertain when it may begin this direct marketing campaign. If the Company cannot convince a sufficient number of credit and collections professionals of the value of becoming a member of its referral database, the Company will have no service to provide to its targeted markets.
                                     9

     Through its subsidiary Vogue Environmental Solutions, Inc., ("Vogue"), the Company continues to research and undertake efforts to develop a commercially viable anaerobic digester system. At this point, particularly given the Company's financial constraints, it is unclear when, or if the Company will be able to develop a commercially viable anaerobic digester. The Company, however, continues to work on designing a prototype digester system. The Company anticipates the need to raise additional funds, either through equity or debt financing, to fund the building of a working prototype digester system.

     Source of Funds
     ---------------
     As discussed above, on July 10, 2002, the Company closed its initial public offering pursuant to an effective registration statement with the SEC. The Company received total proceeds of $509,850 from the offering. Since that time, the Company has relied on the proceeds of that offering to fund its operations. As of June 30, 2003, the Company has spent approximately $499,468 of the funds raised in the offering.

     During the quarter, the Company borrowed $16,500 from Apex Resources, a related-party, as a no interest demand loan.

     Once the proceeds from the public offering are fully used, which should occur during the third quarter of 2003, the Company will need to seek additional funding. This funding may be sought by means of private equity or debt financing by the Company. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all. If the Company is unsuccessful in obtaining additional funding by the end of the second quarter of 2003, the Company may be unable to continue operations as it has insufficient working capital necessary to meet its expenses and service its debt.

     Results of Operations
     ---------------------
     During the period from inception, September 19, 2000, to June 30, 2003, the Company has not generated any income from the sale of services or products. The Company did earn $69 in interest during the quarter. The Company does not expect to generate any material revenues from its credit and collections referral service or online office product sales until at least the fourth quarter of 2003, if at all. At this time, the Company does not know if or when it may generate revenues from anaerobic digester systems. The Company will use substantially all of its resources for further development of its website, referral database and an anaerobic digester system.

     As of June 30, 2003, the Company had an accumulated deficit of $564,702 funded by paid-in capital. At June 30, 2003, the Company had total current liabilities of $72,423 compared to total current liabilities of $0 on June 30, 2002. During the quarter ended June 30, 2003, the Company spent $27,616 in market development expenses compared to $-0- in the same period 2002. This increase in market development expenses is duly primarily to the Company's efforts in connection with the development of a prototype anaerobic digester, which the Company had not begun to develop during the quarter ended June 30, 2002. During the quarter ended June 30, 2003, the Company spent $8,82 in administrative expenses compared to $109,904 for the same period of 2002. Part of the reduction in administrative expenses is the result of the Company eliminating its employees and compensating its officers for their services as consultants in connection with their market development efforts. During the quarter the officers of the Company received consulting fees of approximately

$13,500.   During the quarter ended June 30, 2003, the Company had losses from operations of $37,082 compared to losses in the same period of 2002 of $113,931. This decrease in losses is due primarily to the Company scaling back its active operations as funds available to the Company decrease, and as the Company pursues development of its anaerobic digester. As the Company obtains additional funding and develops a functional prototype digester, the Company expects its administrative expenses to increase to at least previous levels. During the quarter, the Company issued 200,000 restricted common shares in satisfaction of an account payable to a related-party of $30,000.

     The Company has financed its operations mainly through the sale of its common stock and has been entirely dependent on outside sources of financing for continuation of operations. The Company expects to continue its development efforts at the same pace until funds raised in the public offering are exhausted. The Company anticipates the funds from the offering may be sufficient to fund operations for the next month. The Company is currently evaluating its situation to determine whether it needs to scale back its efforts to minimize expenses. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on acceptable terms or at all.

     The Company currently is currently paying monthly consulting fees to its President, John Hickey and two other consultants for services being rendered to the Company. The total fees paid to these individuals on a monthly basis is approximately $6,000. The Company does not anticipate hiring employees in 2003 unless the Company is successful in securing additional funding. As the Company has basically exhausted the funds raised in the offering, unless it is unable to raise additional funds, it is unlikely the Company will be able to continue to retain the services of some or any of these consultants.


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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended June 30, 2003.

     In the Company's Quarterly Report for the quarter ended March 31, 2003, the Company disclosed that it issued 1,985,850 restricted common shares to Charles Yourshaw and Yourshaw Engineering from February 2003 to May 2003. The Company also disclosed that in February 2003, it issued 250,000 shares to David Wagner and 300,000 shares to two consultants in March 2003. All of these shares were issued to these individuals for services rendered or to be rendered to the Company's wholly owned subsidiary Vogue Environmental Solutions, Inc. During the current quarter, the Company reached a mutual agreement with these parties to return the shares to the Company for cancellation and return to the Company's treasury. The parties are currently negotiating the terms of a new service agreement.

     On May 30, 2003, the Company issued 200,000 restricted common shares to Leo Capital, an entity beneficially owned by Charles Smith, a Company director, in satisfaction of a $30,000 account payable the Company owed to Leo Capital. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

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

     During the quarter ended September 30, 2003, the Company used approximately $33,846 of the proceeds of the offering to cover working capital costs. The Company borrowed $16,500 from Apex Resources Group, Inc., a related party, (formerly known as Ambra Resources Group, Inc.) and now owes Apex $72,423. Approximately $13,500 of the proceeds of the offering were paid to officers and directors of the Company as compensation incidental to their employment with the Company during the quarter ended June 30, 2003.

Item 6.  Exhibits and Reports on Form 8-K

     Reports on Form 8-K

     None.


     (B) Exhibits. The following exhibits are included as part of this report:

     31.1      Certification of Principal Executive Officer

     31.2      Certification of Principal Financial Officer

     32        Certification pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                              Office Managers, Inc.



     August 13, 2003          /S/ John M. Hickey
                              --------------------------------------------
                              John M. Hickey, Principal Executive Officer



     August 13, 2003          /S/ John Ray Rask
                              --------------------------------------------
                              John Ray Rask, Principal Financial Officer