Form 10QSB
period 2003-09-30
OFFICE MANAGERS INC
filed 2003-11-14
CIK 741017

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
 September 30, 2003                                          333-51180

                           OFFICE MANAGERS, INC.
                         -------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                               --------------
       (State or other jurisdiction of incorporation or organization)

                                 87-0661638
                               --------------
                    (I.R.S. Employer Identification No.)

       136 East South Temple, Suite 1600, Salt Lake City, Utah 84111
      ---------------------------------------------------------------
                  (Address of principal executive offices)

                               (801) 363-2599
                             -----------------
            (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act:

                                    None
                                  -------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        X  Yes         No
     ------      ------

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

        Common stock, par value $.001; 39,048,500 shares outstanding as of November 10, 2003

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                          OFFICE  MANAGERS,  INC.
                       ( Development Stage Company )
                               BALANCE SHEETS
                  Sepember 30, 2003 and December 31, 2002

=====================================================================================
                                                                 Sept 30,     Dec 31,
                                                                   2003        2002
                                                               ----------  ----------
ASSETS
CURRENT ASSETS

 Cash                                                          $  25,509   $  90,601
                                                               ----------  ----------
  Total Current Assets                                            25,509      90,601
                                                               ----------  ----------

OTHER ASSETS

 Office equipment - net of
  accumulated depreciation                                        12,313      13,498
 Web site - net of accumulated amortization                       4,274        5,027
                                                               ----------  ----------
                                                               $  42,096   $ 109,126
                                                               ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

 Accounts payable                                              $     -     $   1,305
 Accounts payable - affiliates                                   123,923      50,923
                                                               ----------  ----------
  Total Current Liabilities                                      123,923      52,228
                                                               ----------  ----------
STOCKHOLDERS' EQUITY (deficit)

 Common stock
  50,000,000 shares authorized, at $0.001 par value;
  36,548,500 shares issued and outstanding at September 30;
  34,598,500 shares at December 31                                36,549      34,599
 Capital in excess of par value                                  499,845     470,045
 Deficit accumulated during the development stage               (618,221)   (447,746)
                                                               ----------  ----------
  Total Stockholders'  Equity (deficit)                          (81,827)     56,898
                                                               ----------  ----------
                                                               $  42,096   $ 109,126
                                                               ==========  ==========

 The accompanying notes are an integral part of these financial statements.

                          OFFICE  MANAGERS,  INC.
                       ( Development Stage Company )
                          STATEMENT OF OPERATIONS
  For the Three and Nine Months Ended September 30, 2003 and 2002 and the
    Period September 19, 2000 (Date of Inception) to September 30, 2003

=====================================================================================
                                                                             Sept 19,
                                    Three Months          Nine Months        2000 to
                                Sept 30,   Sept 30,   Sept 30,   Sept 30,    Sept 30,
                                  2003       2002       2003       2002        2003
                              ---------- ---------- ---------- ----------  ----------

REVENUES                      $      35  $    -     $     104  $    -      $     104
                              ---------- ---------- ---------- ----------  ----------

EXPENSES
  Market development             30,174       -       108,174       -        269,270
  Depreciation & amortization       646       -         1,938       -          3,524
  Administrative                 22,734     96,075     60,467    217,357     316,504
  Development of web site -
    preliminary project stage      -          -          -         4,027      29,027
                              ---------- ---------- ---------- ----------  ----------
                                 53,554     96,075    170,579    221,384     618,325
                              ---------- ---------- ---------- ----------  ----------
NET LOSS                      $ (53,519) $ (96,075) $(170,475) $(221,384)  $(618,221)
                              ========== ========== ========== ==========  ==========

NET LOSS PER COMMON SHARE

  Basic and diluted           $    -     $    -     $    -     $    (.01)
                              ---------- ---------- ---------- ----------

AVERAGE OUTSTANDING SHARES

  Basic (stated in 1000's)       36,549     32,899     35,573     30,228
                              ---------- ---------- ---------- ----------




 The accompanying notes are an integral part of these financial statements

                          OFFICE  MANAGERS,  INC.
                       ( Development Stage Company )
               STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                           to September  30, 2003

=====================================================================================
                                            Common Stock      Capital in
                                    ------------------------  Excess of   Accumulated
                                        Shares       Amount   Par Value     Deficit
                                    -----------  ----------- -----------  -----------
Balance September 19, 2000                -      $    -      $    -       $    -

Issuance of common stock for cash
  at $.001 - September 19, 2000     16,000,000       16,000       -            -

Issuance of common stock for web
  site - September 25, 2000
   - Note 3                          6,000,000        6,000      19,000        -

Issuance of common stock for cash
  at  $.01 - October 10, 2000        5,000,000        5,000      44,810        -

Net operating loss for the period
  September 19, 2000 to December
  31, 2000                               -            -           -          (47,010)

Issuance of common stock for cash
  at $.0012 - January 2001           2,500,000        2,500         500        -

Net operating loss for the year
  ended December 31, 2001                -            -           -          (11,639)

Issuance of common stock for cash
  at $.10 - net of offering costs
   - July 22, 2002                   5,098,500        5,099     405,735        -

Net operating loss for year
  ended December 31, 2002                -            -           -         (389,097)

Balance December 31, 2002           34,598,500       34,599     470,045     (447,746)

Issuance of common stock for
  services at $.001 - January
  through March 2003 - net of
  cancellations                      1,750,000        1,750       -            -

Issuance of common stock for
  payment of debt at $.15 -
  May 30, 2003                         200,000          200      29,800

Net operating loss for nine months
  ended September 30, 2003               -            -           -         (170,475)
                                    -----------  ----------- -----------  -----------
Balance September 30, 2003          36,548,500   $   36,549  $  499,845   $ (618,221)
                                    ===========  =========== ===========  ===========

 The accompanying notes are an integral part of these financial statements.

                           OFFICE  MANAGERS, INC.
                       ( Development  Stage Company )
                          STATEMENT OF CASH FLOWS
       For the Nine Months Ended September 30, 2003 and 2002 and the
    Period September 19, 2000 (Date of Inception) to September 30, 2003

=====================================================================================
                                                                            Sept 19,
                                                                             2000 to
                                                   Sept 30,   Sept 30,      Sept 30,
                                                     2003       2002          2003
                                                 ----------- -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                       $ (170,475) $ (221,384)  $ (618,221)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities
     Depreciation and amortization                    1,938       1,118        3,524
     Change in accounts payable                     101,695      80,923      153,923
     Issuance of capital stock for web site            -          -           25,000
     Issuance of capital stock for services           1,750        -           1,750
                                                 ----------- -----------  -----------
   Net Decrease in Cash From Operations             (65,092)   (139,343)    (434,024)
                                                 ----------- -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of web site                                 -           -          (5,027)
  Purchase of equipment                                -        (11,170)     (15,084)
                                                 ----------- -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of common stock               -        410,834      479,644
                                                 ----------- -----------  -----------
   Net Increase (Decrease) in Cash                  (65,092)    260,321       25,509

   Cash at Beginning of Period                       90,601      35,161        -
                                                 ----------- -----------  -----------
   Cash at End of Period                         $   25,509  $  295,482   $   25,509
                                                 =========== ===========  ===========

NON CASH FLOWS FROM OPERATING ACTIVITIES
  Issuance of  6,000,000 common shares for
   web site - 2000                               $   25,000
  Issuance of 1,750,000 common shares
   (net of cancellations) for services - 2003         1,750
                                                 -----------

 The accompanying notes are an integral part of these financial statements.

                           OFFICE  MANAGERS,  INC.
                       ( Development Stage Company )
                       NOTES TO FINANCIAL STATEMENTS
                            September  30, 2003

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

Income Taxes
------------
The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On September 30, 2003, the Company had a net operating loss carry forward of $618,221. The tax benefit of approximately $185,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting 2021 through 2024.

Basic and Dilutive Net Income (Loss) Per Share
----------------------------------------------
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted earnings per share is similarly calculated, except that the weighted average number of common shares outstanding includes common shares that may be issued, subject to existing rights, with dilutive potential. Dilutive (loss) per share amounts have not been computed nor presented if it would be anti-dilutive and for purposes of this report the dilutive shares includes 5,098,500 shares that may be issued as outlined in note 5.

                          OFFICE  MANAGERS,  INC.
                       ( Development Stage Company )
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             September 30, 2003
===========================================================================


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

                          OFFICE  MANAGERS,  INC.
                       ( Development Stage Company )
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             September 30, 2003

===========================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Office equipment
----------------
Office equipment is depreciated over 3 and 7 years using the straight line method.

          Cost                                 $     15,084
          Less accumulated depreciation              (2,771)
                                                ------------
               Net                             $     12,313
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

Apex Resources, Inc. has made a no interest demand loan to the Company of
$118,923

5.  CAPITAL STOCK

From September 2000 to January 2001 the Company completed private placement offerings of 23,500,000 common shares for $68,810.

During July 2002 the Company completed the sale of an offering of 5,098,500 units at $.10 per unit. Each unit consists of one share of common stock, one redeemable A warrant to purchase an additional common share at $.50 by July 10, 2003 (expired), and one redeemable B warrant to purchase an additional common share at $1.20 by July 10, 2007 which could amount to the issuance of 5,098,500 additional shares. On the report date no warrants had been redeemed.

During January and February 2003 the Company issued 1,750,000 restricted common shares (net of cancellations during June 2003) for services and 200,000 shares for payment of debt.

                          OFFICE  MANAGERS,  INC.
                       ( Development Stage Company )
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             September 30, 2003

===========================================================================


5.  CAPITAL STOCK - continued

During October 2003, subsequent to the balance sheet date, the Company issued 2,500,000 restricted common shares for $50,000.

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

     Subsequent to September 30, 2003, the Company decided to discontinue its relationship with Yourshaw Engineering and Dr. David Wagner in connection with its efforts to develop a commercially viable anaerobic digester system. This decision was made based on various factors including increasing costs and the failure of the parties to demonstrate a commercially viable anaerobic digester system. The Company, through Vogue Environmental Solutions, Inc., ("Vogue") will continue to identify other environmental projects that it believes will fit strategically within the framework of the Company.

     On September 5, 2003, the Company formed a wholly-owned subsidiary Western Gas Corporation ("Western Gas") in Nevada to engage in natural gas and oil exploration and drilling. Western Gas entered into a Letter Agreement with Ken Lyons Company of San Angelo, Texas ("Lyons") to participate on a percentage basis in the Lightner Prospect gas drilling program in Concho and McCulloch Counties, Texas. Pursuant to the Letter Agreement, Western Gas received a 5.625% working interest in the leases covering the land and a 4.5% net revenue interest in the leases. The Le Clair #1-A Krieg Well in Concho County was drilled to a depth of 1,750 feet. The final end of well report indicates that the well was of no commercial value. No further drilling will be done at that site. The Company's proportionate share of the costs associated with this dry hole were $8,935.

     On September 30 2003, Western Gas entered into a Participation Agreement with PB Energy USA, Inc., to participate in an oil and gas prospect on certain prospect lands in Goliad County, Texas. Under the Participation Agreement, Western Gas received a 2.5% participation interest share in the prospect for $7,500. Western Gas will have a net revenue share of 1.875% of 75% of the test well upon completion. PB Energy expects drilling to a depth of 6,400 feet to begin in the Spring of 2004.

     Source of Funds

     As discussed above, on July 10, 2002, the Company closed its initial public offering pursuant to an effective registration statement with the SEC. The Company received total gross proceeds of $509,850 from the offering. Since that time, the Company has relied on the proceeds of that offering to fund its operations. As of September 30, 2003, the Company has spent all of the funds raised in the offering.

     During the quarter, the Company borrowed $46,500 from Apex Resources Group, Inc., a related-party, as a no interest demand loan.

     As the Company has expended all of the funds it raised in its public offering, and as it is not currently realizing revenue from its operations, the Company will need to seek additional funding from third parties. This funding may be sought by means of private equity or debt financing by the Company. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all. If the Company is unsuccessful in obtaining additional funding during the fourth quarter of 2003, the Company may be unable to continue operations as it has insufficient working capital necessary to meet its expenses and service its debt.

     Results of Operations

     During the period from inception, September 19, 2000, to September 30, 2003, the Company has not generated any income from the sale of services or products. The Company has earned $104 in interest in the nine months ended September 30, 2003. The Company does not expect to generate any material revenues from its credit and collections referral service or online office product sales until at least the first quarter of 2004, if at all. Moreover, with the termination of its relationship with Yourshaw Engineering and Dr. David Wagner, the Company will discontinue its efforts to develop a commercially viable anaerobic digester. At this time the Company will use substantially all of its resources for further development of its website, referral database and to investigate other environmental projects.

     As of September 30, 2003, the Company had an accumulated deficit of $618,221 funded by paid-in capital. At September 30, 2003, the Company had total current liabilities of $123,923 compared to total current liabilities of $52,228 on September 30, 2002. This increase is the result of increased borrowing by the Company to fund its operations in 2003 as compared to 2002.

     During the nine months ended September 30, 2003, the Company has spent $108,174 in market development expenses compared to $0 in the same period 2002, including $30,174 in the three month period ended September 30, 2003, compared to $0 in the same three month period ended September 30, 2002.
The increase in market development expenses is due primarily to the Company's efforts in connection with the development of its web-based referral service and its prototype anaerobic digester, which the Company had not begun to develop during the quarter ended June 30, 2002. During the nine months ended and the quarter ended September 30, 2003, the Company spent $60,467 and $22,734, respectively in administrative expenses compared to $217,357 and $96,075 in the corresponding periods of 2002. Part of the reduction in administrative expense is the result of the Company eliminating its employees and compensating its officers for their services as consultants in connection with their market development efforts. During the quarter ended September 30, 2003, officers of the Company received consulting fees of approximately $16,500.

     During the nine months ended September 30, 2003 and the quarter ended September 30, 2003, the Company had losses from operations of $170,475 and $53,519 respectively, compared to losses in the same periods of 2002 of $221,384 and $96,075, respectively. The decreased losses are primarily the result of the Company scaling back its active operations as funds available to the Company have decreased. As the Company obtains additional funding it expects its administrative expenses to increase.

     Liquidity and Capital Resources

     The Company has financed its operations mainly through the sale of its common stock and through loans from related parties. Since inception, the Company has been entirely dependent on outside sources of financing for continuation of operations. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on acceptable terms or at all. During the quarter ended September 30, 2003, the Company borrowed $51,500 from related parties for operations. As of September 30, 2003, the Company had cash on hand of $25,509. Subsequent to September 30, 2003, the Company sold 2,500,000 restricted common shares for $50,000 cash. The Company anticipates that it has sufficient funds to maintain operations through the end of the fourth quarter.

     During the quarter ended September 30, 2003, the Company was paying monthly consulting fees to its President, John Hickey and two other consultants for services rendered to the Company. The total fees paid to these individuals on a monthly basis was approximately $6,000. During September, the Company discontinued the services of two of the consultants. The Company does not anticipate hiring employees in the foreseeable future unless it is successful in securing additional funding. As the Company has basically exhausted the funds raised in the offering, unless it is able to raise additional funds, it is unlikely the Company will be able to continue to retain the services of some or any of these consultants beyond the current quarter.

Item 3.   Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------
          The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

     (b)  Changes in Internal Controls and Procedures.
          --------------------------------------------
          Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                        PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended September 30, 2003.

     On October 20, 2003, the Company sold 500,000 restricted common shares to Robert Gill for $10,000. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

     On October 20, 2003, the Company sold 1,500,000 restricted common shares to Michael Gill for $30,000. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

     On October 20, 2003, the Company sold 500,000 restricted common shares to Krystle Gill for $10,000. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

     During the quarter ended September 30, 2003, the Company used the remaining $10,382 of the proceeds of the offering to cover working capital costs. Approximately $3,000 of the proceeds of the offering were paid to officers and directors of the Company as compensation incidental to their employment with the Company during the quarter ended September 30, 2003.

Item 4.  Submission of Matters to a Vote of Security Holders

     On November 7, 2003, a Special Meeting of the Stockholders of the Company was held. A proxy statement was distributed to the stockholders of the Company and proxies were solicited by the Company. At the Special Meeting of Stockholders, a number of matters were considered and voted upon. Following is a brief description of the matters voted upon and the results of the shareholder votes:

     At the meeting the stockholders were asked to vote on amendments to the Company's Articles of Incorporation to: (a) change the name of the Company to "Omega Ventures Group, Inc.; (b) to increase the authorized common stock of the Company from 50,000,000 to 400,000,000 shares; and (c) to create a class of preferred stock consisting of 100,000,000 shares. These amendments were recommended by the Board of Directors of the Company. During the meeting, 29,096,244 shares were voted in favor of the name change, 70,000 shares were voted against and 6,000 shares abstained; 29,024,244 shares voted in favor and 147,000 voted against of increasing the authorized common stock of the Company, 1,000 abstained from voting on this matter; and 24,954,700 shares voted in favor, 137,000 voted against and 7,000 abstained from voting to create a class of preferred stock. The Company has prepared Amended Articles of Incorporation to accomplish these actions and is in the process of filing the Amended Articles with the State of Nevada.

     At the meeting the stockholders were asked to vote on an amendment to the Company's Articles of Incorporation to effect a reverse split of the Company's outstanding common shares at an exchange rate of one share for ten shares. The board of directors of the Company recommend the approval of the reverse split. During the meeting, 4,842,644 voted in favor of the reverse split, 24,328,600 voted against the reverse split and 1,000 abstained from voting. Accordingly, the Company will not effect of reverse split of its outstanding common shares.

     At the meeting the stockholders were asked to elect directors to the Company's board of directors to serve for a period of one year and until their successors were elected and qualified. John M. Hickey, John Ray Rask, Charles P. Smith and Robert Gill were nominated to serve as directors. Following are the results of the voting for these individuals:

                     For             Against         Abstained
                     -----           -------         ---------
John M. Hickey       29,107,244         5,000         60,000
John Ray Rask        29,112,244         -0-           60,000
Charles P. Smith     29,102,244        10,000         60,000
Robert Gill          29,107,244         5,000         60,000


     Consistent with the voting of stockholders each of the named individuals was named to the board of directors of the Company. The biographical information about each of the above referenced individuals contained in the Definitive Proxy Statement filed by the Company on September 30, 2003, is incorporated herein by this reference.

     At the meeting the stockholders voted 24,851,700 shares for, 210,000 shares against and 31,000 abstained from approving the Omega Ventures Group, Inc., 2003 Stock Option Plan (the "Plan"). The Plan permits the granting of up to 1,000,000 shares of common stock of the Company to its key employees, advisors and consultants.

     At the meeting the stockholders voted 29,154,244 shares for, 3,000 shares against and 16,000 shares abstained from ratifying the selection of Sellers & Andersen, L.L.C., as independent auditors of the Company for the 2003 fiscal year.

     The stockholders also voted to ratify the actions of the Company officers and directors for the last fiscal year and for the period from the fiscal year end through the date of the Special Meeting. The results of this vote were 28,981,244 shares for, 185,000 shares against and 16,000 abstaining.

     No other business was transacted at the Special Meeting of Stockholders.

Item 5.  Other Information

     Subsequent to September 30, 2003, the Company decided to discontinue its relationship with Yourshaw Engineering and Dr. David Wagner in connection with its efforts to develop a commercially viable anaerobic digester system. This decision was made based on various factors including increasing costs and the failure of the parties to demonstrate a commercially viable anaerobic digester system. The Company, through Vogue Environmental Solutions, Inc., ("Vogue") will continue to identify other environmental projects that it believes will fit strategically within the framework of the Company.

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     None.

     (B) Exhibits. The following exhibits are included as part of this report:

Exhibit No. Exhibit                               Location
----------- ----------------------------------    ----------------------------------
    3.1     Certificate of Amendment to the       Attached hereto
            Articles of Incorporation

    4.1     Omega Ventures Group, Inc. 2003       Incorporated herein by reference
            Stock Option Plan                     to the Revised Definitive Proxy
                                                  Statement filed on October 30, 2003

   31.1     Certification of Principal
            Executive Officer                     Attached hereto

   31.2     Certification of Principal
            Financial Officer                     Attached hereto

   32.1     Certification pursuant to
            Section 906 of the                    Attached hereto
            Sarbanes-Oxley Act of 2002

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                              OFFICE MANAGERS, INC.



November 12, 2003             /s/ John M. Hickey
                              --------------------------------------------
                              John M. Hickey, Principal Executive Officer


November 12, 2003             /s/ John Ray Rask
                              --------------------------------------------
                              John Ray Rask, Principal Financial Officer