Form 10KSB
period 2003-12-31
OMEGA VENTURES GROUP INC
filed 2004-04-14
CIK 741017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended      December 31, 2003
                               -------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from __________ to __________

     Commission File number                  333-51180
                               -----------------------------------
                        OMEGA VENTURES GROUP,  INC.
                  Formerly known as Office Managers, Inc.
             -------------------------------------------------
             (Exact name of registrant as specified in charter)

          NEVADA                                            87-0661638
--------------------------------------------     --------------------------
State or other jurisdiction of incorporation     (I.R.S. Employer I.D. No.)
 or organization

136 East South Temple, Suite 1600, Salt Lake City, Utah             84111
-------------------------------------------------------           ---------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code             (801) 363-2599
                                                        -------------------
        Securities registered pursuant to section 12 (b) of the Act:

     Title of each class          Name of each exchange on which registered
     -------------------          -----------------------------------------
            None                                   None

       Securities registered pursuant to section 12 (g ) of the Act:
                                    None
                               --------------
                              (Title of Class)

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

State issuer's revenues for its most recent fiscal year:  $     0
                                                          -------------
The aggregate market value of the issuer's voting stock held as of April 9, 2004, by non-affiliates of the issuer based on the average of the bid and asked prices of the stock on that day was approximately $831,405.

As of April 9, 2004, the registrant had 39,973,500 shares of common stock issued and outstanding.
Transitional Small Busines     Disclosure Format. Yes [  ]  No [X]
Documents incorporated by reference: None.
                             TABLE OF CONTENTS
===========================================================================
PART I                                                                 Page
                                                                       ----

ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . .  3

ITEM 2.   DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . . . .  8

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .  9

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. . . . . . .  9

PART II
-------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . 10

ITEM 6.   PLAN OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . 12

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 14

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . 25

ITEM 8A.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . 25

PART III
--------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT . . . . . . 25

ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 27

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . 28

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 29

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 29

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . . 29

     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30


                                     2

===========================================================================

                                   PART I

===========================================================================

                                  FORWARD

===========================================================================

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

===========================================================================

     ITEM 1.  DESCRIPTION OF BUSINESS
===========================================================================

Company History
---------------
     Omega Ventures Group, Inc., formerly known as Office Managers, Inc., (the "Company") was formed as a Nevada corporation on September 19, 2000, and is a development stage company with limited operating history. The Company's executive offices are located at 136 East South Temple, Suite 1600, Salt Lake City, Utah 84111. Its telephone number is (801) 363-2599. The Company's website is located at www.omegaventuresgroup.com. In July 2002, the Company completed its initial public offering. At a special shareholders meeting held on November 7, 2003, the shareholders of the Company voted to change the name of the Company from Office Managers, Inc., to Omega Ventures Group, Inc. This name change was effected by amendment to the Company's Articles of Incorporation filed on November 13, 2003.
With the name change, the trading symbol for the Company's common stock was changed by the NASDAQ on November 24, 2003 to "OMGV".



                                     3

Business of the Company
-----------------------

     Since inception, the Company has sought to establish an online credit and collections professional referral service. The Company has encountered difficulties in implementing its referral service for several reasons. The Company chose to try and develop at least a minimal referral network before actively marketing its service to its target market, namely small business and home office business owners. The Company was unsuccessful in retaining the services of qualified credit and collections professionals for inclusion in its network. The Company believes this was due to doubts on the part of credit and collections professionals about whether the $100 referral fee they were required to pay would be worth the referral they would receive; questions about the quantity and quality of referrals the Company would be able to provide and a lack of knowledge about the Company's services because the Company's direct marketing campaign to enroll credit and collections individuals had not commenced. Because of these difficulties, combined with a lack of funds and limited prospects for generating revenues, during the fourth quarter 2003, management of the Company determined to discontinue further efforts to pursue the development of its online credit and collections referral service.

     The Company will instead focus its efforts and resources into the development of its three wholly-owned subsidiaries: Western Gas
Corporation; Arizona Land Corporation and Vogue Environmental Solutions,
Inc.

     Western Gas Corporation
     -----------------------

     Western Gas Corporation ("Western Gas") was incorporated in Nevada as a wholly-owned subsidiary of the Company on September 5, 2003 for the purpose of acquiring and managing small percentage interests in a diversified portfolio of oil and gas projects throughout North America.

     During the third quarter 2003, Western Gas entered into a Letter Agreement with Ken Lyons Company of San Angelo, Texas ("Lyons") to participate on a percentage basis in the Lightner Prospect gas drilling program in Concho and McCulloch Counties, Texas. Pursuant to the Letter Agreement, Western Gas received a 5.625% working interest in the leases covering the land and a 4.5% net revenue interest in the leases. The Le Clair #1-A Krieg Well in Concho County was drilled to a depth of 1,750 feet during the fourth quarter 2003. The final end of well report indicates that the well was of no commercial value. No further drilling will be done at that site. The Company's proportionate share of the costs associated with this dry hole were $8,935.

     On September 30 2003, Western Gas entered into a Participation Agreement with PB Energy USA, Inc., to participate in an oil and gas prospect on certain prospect lands in Goliad County, Texas ("Manahuilla Creek.Field"). The Manahuilla Creek Field comprises 855 acres of leases subject to a 25% royalty. Under the leases, PB Energy is required to pay 100% of the costs of the first produced well to earn its 75% working interest. All subsequent development wells are subject to paying 75% of the costs.

     Under the Participation Agreement with PB Energy, Western Gas received a 2.5% participation interest share in the prospect for $7,500 and two cash calls for an additional $15,000 in total. Western Gas will have a net revenue share of 1.875% of 75% of test well upon completion.

     PB Energy retained Petrotech Engineering Ltd., to prepare an engineering and economic evaluation of the Manahuilla Creek Field. The evaluation was received during the fourth quarter 2003. The evaluation, which relies upon the definition of reserves category from the Canadian Oil and Gas Evaluation Handbook yielded the following information with respect to PB Energy's net share probable and possible reserves.


                                                   Net to Company
Reserve Category                                Gas    Condensate
----------------                                   -----------------------
                                             (Mmcf)         (bbl)

Probable                                     721.4         3,607
Possible                                   4,668.9        23,455
                                          ---------   -----------
Probable + Possible                        5,410.3        27,051

     In reviewing the reserves estimates, it should be understood that there are inherent uncertainties and limitations with both the database that was available for analysis and the interpretation of such engineering and geological data. The judgments used in assessing the reserves were considered reasonable given the knowledge of the property reviewed. A field inspection of the properties was not conducted due to the available data.

     Subsequent to the year ended December 31, 2003, during the first quarter 2004, the Company received notice that site preparation, including construction of 300 feet of gravel roadbed, pressure testing of the saltwater disposal well and creation of a containment pit at the site were underway. Also, a turnkey drilling contract had been signed, with drilling to an expected depth of 6,800 feet to commence during the first or second quarter 2004.

     Arizona Land Corporation
     ------------------------

     On November 24, 2003, the Company incorporated Arizona Land Corporation ("Arizona Land") in Nevada as a wholly-owned subsidiary. Based on the belief that as the baby-boomer generation retires, they will seek to retire to warm climates, such as Florida and Arizona, Arizona Land was formed to acquire and manage land assets in Arizona. While Arizona Land may consider acquisition of all types of real estate, at this time, its primary focus is toward the acquisition of undeveloped acreage for investment purposes.

     In November 2003, the Arizona Land acquired three undeveloped lots, each 40 acres in size, in the Woodland Valley Ranch, located in Apache County in northern Arizona. These parcels are located about 12 miles northeast of St. Johns, Arizona. The Woodland Valley Ranch is located comprised of over 32,000 acres of virgin wilderness with elevations ranging from 5,900 feet to 6,800 feet above sea level. The Woodland Valley Ranch borders over 30,000 acres of Arizona State Trust lands. Arizona Land acquired the three lots for a total purchase price of $149,397. Arizona Land made a down payment on the properties of $7,640 and is required to make monthly payments beginning January 1, 2004, of $788 per month for 180 months. As of the date of this annual report, the current principal balance is approximately $138,605. Arizona Land acquired these parcels for investment purposes and has no present intent to develop or improve these properties.
                                     5
     Subsequent to year end, in January 2004, Arizona Land acquired 2 undeveloped lots, totaling 75 acres of real property, in Elk Valley Ranch. Elk Valley Ranch is near the Woodland Valley Ranch and is about 15 mile east of St. Johns, Arizona. Arizona Land agreed to purchase the lots for a total purchase price of $102,403, including a down payment of $5,210 and monthly payments of $540 for 180 months. As of the date of this annual report, the current principal balance on these lots is approximately $96,113. Arizona Land acquired these properties for investment purposes and has no present intent to develop or improve these parcels.

     Arizona Land will continue to investigate other opportunities to acquire additional undeveloped acreage in the same geographical region. Given its limited cash resources, Arizona Land will continue to seek financing arrangements such as those used to acquire the Woodland and Elk Valley Ranch properties. Arizona Land, however, is not required to finance properties in this manner, and may rely on other means to acquire real estate interests, as management deems in the best interest of the Company. Arizona Land has no policy as to the number or amount of mortgages that may be placed on any one piece of property. Other than financial constraints, currently, there are no limitation on the amount Arizona Land may invest in any one property. Arizona Land's current emphasis in real estate acquisition is focused primarily on capital gain, not on income producing properties. At this time, Arizona Land does not intend to invest in real estate mortgages or securities or interests in other entities engage in real estate activities.

     Vogue Environmental Solutions, Inc.
     -----------------------------------

     On February 13, 2003, the Company formed Vogue Environmental Solutions, Inc., a Nevada corporation, ("Vogue") as a wholly owned subsidiary to explore the animal waste management industry and to consult on and participate in the design, construction, production and marketing of
animal waste digester systems.   Vogue retained the services of Yourshaw
Engineering and David Wagner, Ph.D. to assist it in the further exploration of the animal waste management industry and the development of a commercially viable anaerobic digester system.

     Subsequent to September 30, 2003, the Company decided to discontinue its relationship with Yourshaw Engineering and Dr. David Wagner. This decision was made based on various factors including increasing costs and the failure of the parties to demonstrate a commercially viable anaerobic digester system.

     With the decision to discontinue development of an anaerobic digester, Vogue will continue to focus its efforts on identifying other environmentally-friendly solutions for existing industrial problems. To this end, during the fourth quarter 2003, Vogue undertook a feasibility study on power generation through the use of wind generators. In connection with its study, Vogue is specifically investigating wind turbine systems. The Company believes that wind turbine energy could be part of the long-term solution to increasing energy demands. The Company's feasibility study is ongoing, but pending the completion of the study, the Company hopes to take advantage of opportunities it perceives to be available in the production of wind turbine generated electricity.

     COMPETITION

     Each of the Company's subsidiaries operates in highly competitive industries. Most of the competition faced by the Company's subsidiaries have greater financial resources, more experienced personnel, larger staffs and better developed relationships within their industries. Each of these factors makes it difficult for the Company's subsidiaries to compete in their individual industries.

     GOVERNMENTAL REGULATION

     The oil exploration, production and related operations of Western Gas are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the cost of doing business and affects profitability. Because such rules and regulations are frequently amended or interpreted differently by regulatory agencies, Western Gas is unable to accurately predict the future cost or impact of complying with such laws.

     Western Gas' oil and gas exploration and production operations are affected by state and federal regulation of oil and gas production, federal regulation of gas sold in interstate and intrastate commerce, state and federal regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or pro-ration unit and the amount of oil and gas available for sale, state and federal regulations governing the availability of adequate pipeline and other transportation and processing facilities, and state and federal regulation governing the marketing of competitive fuels. For example, a productive gas well may be ""shut-in"" because of an over-supply of gas or lack of an available gas pipeline in the areas in which Western Gas may conduct operations. State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies.

     Many state authorities require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have ordinances, statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the regulation of spacing, plugging and abandonment of such wells, and limitations establishing maximum rates of production from oil and gas wells.

     ENVIRONMENTAL REGULATION

     The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. Western Gas does not presently anticipate that it will be required to expend amounts relating to its oil and gas production operations that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, Western Gas is unable to accurately predict the ultimate cost of such compliance for 2004.

     Western Gas is subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and areas containing threatened and endangered plant and wildlife species, and impose substantial liabilities for unauthorized pollution resulting from Western Gas' operations.

     EMPLOYEES

     Mr. Hickey, the Company's president, is its only full time employee.

     REPORTS TO SECURITY HOLDERS

     The Company files annual and quarterly reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an internet site that will contain reports and other information regarding the Company which may be viewed at http://www.sec.gov.

===========================================================================

     ITEM 2.  DESCRIPTION OF PROPERTY
===========================================================================

     The Company's principal executive offices are located in approximately 1,500 square feet of office space in Salt Lake City, Utah under a lease that expires May 31, 2005. The Company pays approximately $3,800 a month in rent for this space.

     The Company, through its wholly-owned subsidiary Arizona Land, has acquired five parcels of undeveloped real estate in northern Arizona. For more information regarding these properties please see Item 1. Description of Business above.

===========================================================================

     ITEM 3.  LEGAL PROCEEDINGS

===========================================================================

     No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.

===========================================================================

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
               HOLDERS

===========================================================================

     On November 7, 2003, a Special Meeting of the Stockholders of the Company was held. A proxy statement was distributed to the stockholders of the Company and proxies were solicited by the Company. At the Special Meeting of Stockholders, a number of matters were considered and voted upon. Following is a brief description of the matters voted upon and the results of the shareholder votes:

     At the meeting the stockholders were asked to vote on amendments to the Company's Articles of Incorporation to: (a) change the name of the Company to "Omega Ventures Group, Inc."; (b) to increase the authorized common stock of the Company from 50,000,000 to 400,000,000 shares; and (c) to create a class of preferred stock consisting of 100,000,000 shares. These amendments were recommended by the Board of Directors of the Company. During the meeting, 29,096,244 shares were voted in favor of the name change, 70,000 shares were voted against and 6,000 shares abstained; 29,024,244 shares voted in favor and 147,000 voted against of increasing the authorized common stock of the Company, 1,000 abstained from voting on this matter; and 24,954,700 shares voted in favor, 137,000 voted against and 7,000 abstained from voting to create a class of preferred stock. The Company has prepared Amended Articles of Incorporation to accomplish these actions and is in the process of filing the Amended Articles with the State of Nevada.

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

     At the meeting the stockholders were asked to elect directors to the Company's board of directors to serve for a period of one year and until their successors were elected and qualified. John M. Hickey, John Ray Rask, Charles P. Smith and Robert Gill were nominated to serve as directors. Following are the results of the voting for these individuals:

                                           For         Against    Abstained
                                      ------------    --------   ----------
John M. Hickey                         29,107,244       5,000       60,000
John Ray Rask                          29,112,244         -0-       60,000
Charles P. Smith                       29,102,244      10,000       60,000
Robert Gill                            29,107,244       5,000       60,000


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

===========================================================================

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

===========================================================================

     The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol "OMGV." As of April 9, 2004, the Company had 242 holders of record holding 39,973,500 common shares. Of the issued and outstanding common stock, 14,604,105 are free trading, the remaining 23,369,395 are "restricted securities"as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission . The Company has never declared a dividend on its common shares.
                                     10

    The published bid and ask quotations are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations may not reflect actual transactions.

                                        BID PRICES               ASK PRICES
                                 HIGH          LOW        HIGH          LOW

2002
----
Sept. 9 (First available)        None         None        None         None
  thru Sept. 30
Oct. 1 thru Dec. 31               .40          .18         .45          .20

2003
----
Jan. 1 thru Mar. 31               .43          .33         .45          .34
Apr. 1 thru June 30               .35          .12         .37          .12
July 1 thru Sept. 30             .145         .025         .16         .029
Oct.1 thru Dec. 31                .05         .028        .052          .03

     The foregoing information was obtained from the Over-the-Counter Bulletin Board, NASDAQ Data Products, Historical Data Service.

     RECENT SALES OF UNREGISTERED SECURITIES

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     During the quarter ended December 31, 2003, the Company issued the following securities which have not been registered pursuant to the Securities and Exchange Act of 1933.

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

     On December 2, 2003, the Company issued 150,000 restricted common shares each to Roger Reynolds and Stephen Golde as finders fees for lands purchased by Arizona Land Company, a Company subisidiary. The shares were issued without registration under the Securities Act of 1933 in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

     Subsequent year end, on February 20, 2004, the Company sold 1,000,000 restricted common shares to Global Capital S.A. for $15,000. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

===========================================================================

     ITEM 6. PLAN OF OPERATIONS

===========================================================================

     This Form 10-KSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. Actual results may differ materially depending on a variety of factors.
For a complete understanding, this Plan of Operations should be read in conjunction with Part I- Item 7. Financial Statements to this Form 10- KSB.

     SOURCE OF FUNDS

     As discussed above, on July 10, 2002, the Company closed its initial public offering pursuant to an effective registration statement with the SEC. The Company received total gross proceeds of $509,850 from the offering. From July 10, 2002, until the third quarter 2003, the Company relied primarily on the proceeds of that offering to fund its operations. By the end of the third quarter 2003, however, the Company had spent all of the funds raised in the offering.

     During the year ended December 31, 2003, the Company borrowed $125,977 from Apex Resources Group, Inc., a related-party, in no interest demand loans to fund operations.

     The REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS contains an opinion that the Company will need additional capital to service its debt and funds its planned activities, which raises substantial doubt about the Company's ability to continue as a going concern. The Company has never generated revenue and it is unlikely the Company will realize any significant revenue during the first half of 2004, which also raises substantial doubt about the Company's ability to continue as a going concern. To continue operations, the Company will need to obtain funding from third parties. This funding may be sought by means of private equity or debt financing by the Company. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all. If the Company is unsuccessful in obtaining additional funding, the Company may be unable to continue operations as it has insufficient working capital necessary to meet its expenses and service its debt.

     RESULTS OF OPERATIONS

     During the period from inception, September 19, 2000, to December 31, 2003, the Company has not generated any revenue. The Company earned $183 in interest in the twelve months ended December 31, 2003. The Company does not expect to generate any material revenues during the first half of 2004.

     As of December 31, 2003, the Company had an accumulated deficit of $790,467 funded by paid-in capital compared to an accumulated deficit of $447,746 on December 31, 2002. At December 31, 2003, the Company had total current liabilities of $178,070 compared to total current liabilities of $52,228 on December 31, 2002. This increase is the result of increased borrowing by the Company to fund its operations and acquire real estate in 2003 as compared to 2002.

     During the year ended December 31, 2003, the Company spent $196,168 in market development expenses compared to $161,096 in the same period 2002. The increase in market development expenses is due primarily to the Company's efforts in connection with development of its web-based referral service and the development of the businesses of its subsidiaries, which the Company had not begun to develop during the year ended December 31, 2002. During the twelve months ended December 31, 2003, the Company spent $125,934 in administrative expenses compared to $226,415 in the corresponding periods of 2002. This decrease in administrative expense is primarily the result of a reduction in the overall activity of the Company dictated by the Company's lack of funds.

     During the year ended December 31, 2003, the Company realized a net loss of $342,721 compared to a net loss of $389,097 in the same period 2002. This decrease in loss is primarily the result of the Company scaling back its active operations as funds available to the Company have diminshed.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations mainly through the sale of its common stock and through loans from related parties. Since inception, the Company has been entirely dependent upon outside sources of financing for continuation of operations. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on acceptable terms or at all. During the year ended December 31, 2003, the Company borrowed $125,977 to fund operations from Apex Resources Group, Inc., a related party. As of December 31, 2003, the Company had cash on hand of $1,006. Subsequent to December 31, 2003, the Company sold 1,000,000 restricted common shares for $15,000 cash. It is unclear at this time whether the Company will have sufficient funds to maintain operations through the first half of 2004.

     As discussed above, the Company has exhausted the funds raised in its initial public offering, and all funds subsequently raised in private placement transactions. Moreover, it is unlikely the Company will realize material revenue from the operations of any of its subsidiaries in the first half of 2004. Therefore, unless the Company is able to raise additional funding through the sell of equity or debt securities, it is unclear how long the Company may be able to continue operations.

===========================================================================

     ITEM 7.  FINANCIAL STATEMENTS

===========================================================================


                   [This space left blank intentionally.]

MADSEN & ASSOCIATES,  CPA's  INC.
---------------------------------
Certified Public Accountants and                      684 East Vine St.  #3
Business Consultants                                     Murray, Utah 84107
                                                   Telephone 801-268-2632


Board of Directors
Omega Ventures Group, Inc.
Salt Lake City, Utah

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying the consolidated balance sheet of Omega Ventures Group, Inc. and subsidiaries (development stage company) at December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and the period September 19, 2000 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omega Ventures Group,
Inc. and subsidiaries at December 31, 2003   and the results of  operations
and  cash flows for the years ended December 31, 2003 and 2002   and the
period September 19, 2000 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah
March 25, 2004
s/Madsen & Associates, CPA's Inc.



                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                         CONSOLIDATED BALANCE SHEET
                             December 31, 2003

===========================================================================

ASSETS
CURRENT ASSETS

  Cash                                                          $    1,006
                                                                -----------
     Total Current Assets                                            1,006
                                                                -----------
FURNITURE AND EQUIPMENT - net of accumulated depreciation           10,135

OTHER ASSETS

     Surety deposit                                                 25,000
     Web site - net of accumulated amortization                      4,022
     Land                                                           79,400
                                                                -----------
                                                                   108,422
                                                                -----------
                                                                $  119,563
                                                                ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

     Note payable - land - current                              $    4,584
     Accounts payable - affiliates                                 125,977
     Accounts payable                                               47,509
                                                                -----------
       Total Current Liabilities                                   178,070
                                                                -----------
LONG TERM NOTE PAYABLE  - land - net of current                     64,176
                                                                -----------
STOCKHOLDERS' DEFICIENCY
  Preferred stock
        100,000,000 shares authorized, at $0.001 par value;
         - none issued                                                -
  Common stock
        400,000,000 shares authorized, at $0.001 par value;
        38,973,500 shares issued and outstanding                    38,974
    Capital in excess of par value                                 628,810
    Deficit accumulated during the development stage              (790,467)
                                                                -----------
      Total Stockholders' Deficit                                 (122,683)
                                                                -----------
                                                                $  119,563
                                                                ===========

 The accompanying notes are an integral part of these financial statements.

                                     16

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Years Ended December 31, 2003 and 2002 and the period
        September 19, 2000 (Date of Inception) to December 31, 2003

===========================================================================

                                                                             Sept 19,
                                                 Dec 31,       Dec 31,        2000 to
                                                  2003          2002     Dec 31, 2003
                                             ------------  ------------  ------------
REVENUES                                       $     183     $    -    $         183
                                             ------------  ------------  ------------

EXPENSES
    Market development                           196,168       161,096       357,264
    Exploration                                   16,434          -           16,434
    Development of web site -
        preliminary project stage                   -              -          25,000
   Depreciation & amortization                     4,368         1,586         5,954
    Administrative                               125,934       226,415       385,998
                                             ------------  ------------  ------------
                                                 342,904       389,097       790,650
                                             ------------  ------------  ------------
NET LOSS                                     $  (342,721)  $  (389,097)  $  (790,467)
                                             ============  ============  ============

NET LOSS PER COMMON SHARE

  Basic and dilutive                         $      (.01)  $      (.01)
                                             ------------  ------------

AVERAGE OUTSTANDING SHARES -
    (stated in 1,000's)
    Basic                                         35,740        32,050
                                             ------------  ------------
    Diluted                                       40,839        37,149
                                             ------------  ------------






 The accompanying notes are an integral part of these financial statements
                                     17

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                           to December  31, 2003

===========================================================================

                                                             Capital in
                                            Common Stock      Excess of   Accumulated
                                        Shares        Amount  Par Value     Deficit
                                    -----------  ----------- -----------  -----------
Balance September 19, 2000                   -            -          -         -

Issuance of common stock for cash
 at $.001 - September 19, 2000       16,000,000       16,000       -           -
Issuance of common stock for web
 site - September 25, 2000 - Note 3   6,000,000        6,000     19,000         -
Issuance of common stock for cash
 at  $.01 - October 10, 2000          5,000,000        5,000     44,810          -
Net operating loss for the period
 September 19, 2000 to December
 31, 2000                                     -            -         -      (47,010)
Issuance of common stock for cash
 at $.0012 - January 2001             2,500,000        2,500         500          -
Net operating loss for the year
 ended December 31, 2001                     -             -          -      (11,639)
Issuance of common stock for cash
 at $.10 - net of offering costs
 - July 22, 2002                      5,098,500        5,099     405,735           -
Net operating loss for year
 ended December 31, 2002                     -            -           -     (389,097)
                                    -----------  ----------- -----------  -----------
Balance December 31, 2002            34,598,500       34,599     470,045    (447,746)

Issuance of common stock for
 services at $.04 - January through
 March 2003 - net of cancellations    1,750,000        1,750      68,250           -
Issuance of common stock for
 expenses at $.02 - March 27, 2003      125,000          125       2,375            -
Issuance of common stock for cash
   at $.15 - May 30, 2003               200,000          200      29,800
Issuance of common stock for cash
   at $.023 - October 20, 2003        2,500,000        2,500      55,140            -
Issuance of common stock for
 expenses at $.01 - December 2,
 2003                                   300,000          300       2,700            -
Return and cancellation of common
 stock - December 2003                (500,000)        (500)         500            -
Net operating loss for the year
 ended December 31, 2003                     -            -           -    (342,721 )
                                    -----------  ----------- -----------  -----------
Balance December 31, 2003            38,973,500  $   38,974  $  628,810   $ (790,467)
                                    ===========  =========== ===========  ===========



 The accompanying notes are an integral part of these financial statements
                                     18

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        (Development Stage Company)
                   CONSOLIDATED  STATEMENTS OF CASH FLOWS
       For the Years Ended December 31, 2003 and 2002 and the Period
        September 19, 2000 (Date of Inception) to December 31, 2003

===========================================================================

                                                                        Sept 19, 2000
                                                    Dec 31,     Dec 31,    to Dec 31,
                                                       2003       2002        2003
                                                  ----------  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $ (342,721) $ (389,097)  $ (790,467)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities
   Depreciation & amortization                        4,368       1,586        5,954
   Change in accounts payable                       121,258      52,228      173,486
   Issuance of capital stock for web site              -           -          25,000
   Issuance of capital stock for services            75,500        -          75,500
                                                  ----------  ----------   ----------
          Net Decrease in Cash From Operations     (141,595)   (335,283)    (510,527)
                                                  ----------  ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Surety deposit                                       -        (25,000)     (25,000)
  Purchase of web site                                 -         (5,027)      (5,027)
  Purchase land                                     (79,400)       -         (79,400)
  Purchase of equipment                                -        (15,084)     (15,084)
                                                  ----------  ----------   ----------
                                                    (79,400)    (45,111)    (124,511)
                                                  ----------  ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Change in note payable                             68,760        -          68,760
  Net proceeds from issuance of common stock         87,640     410,834      567,284
                                                  ----------  ----------   ----------
                                                    156,400     410,834      636,044
                                                  ----------  ----------   ----------
     Net change  in Cash                            (64,595)     30,440        1,006

     Cash at Beginning of Period                     65,601      35,161        -
                                                  ----------  ----------   ----------
     Cash at End of Period                        $   1,006   $  65,601    $   1,006
                                                  ==========  ==========   ==========

NON CASH FLOWS FROM OPERATING ACTIVITIES
    Issuance of  6,000,000 common shares for web site - 2000               $  25,000
                                                                           ----------
    Issuance of 2,175,000 common shares for services - 2003                   75,500
                                                                           ----------

 The accompanying notes are an integral part of these financial statements.
                                     19

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2003

===========================================================================

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 19, 2000 with the name "Office Managers, Inc." with authorized common stock of 50,000,000 shares at $0.001 par value. On November 28, 2003, the name was changed to "Omega Ventures Group, Inc." in connection with an increase in the authorized common stock to 400,000,000 shares, with the same par value, and the addition of authorized preferred shares of 100,000,000 shares with a par value of $0.001. No terms have been determined for the preferred stock and no shares have been issued.

The Company was organized for the purpose of acquiring and developing a web site on the World Wide Web devoted exclusively to office managers for the purpose of delivering office products and related professional services over the internet.

On February 13, 2003 the Company organized "Vogue Environmental Solutions, Inc." a wholly owned subsidiary. Vogue has no assets or liabilities and no operations.

On August 20, 2003 the Company organized "Western Gas Corporation" , a wholly owned subsidiary.

Western was organized for the purpose of the acquisition and exploration of oil and gas leases.

Western has not engaged in any oil and gas  explorations.

The Company is in the development stage.

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

                OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             December 31, 2003

===========================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

On December 31, 2003, the Company and its subsidiaries had a net operating loss available for carry forward of $790,467. The income tax benefit of approximately $237,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2024.

Basic and Dilutive Net Income (Loss) Per Share
----------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
(loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

The dilutive common shares includes 5,098,500 shares that may be issued.

Capitalization of Oil Leases Costs
----------------------------------

The Company uses the successful efforts cost method for recording its oil lease interests, which provides for capitalizing the purchase price of the project and the additional costs directly related to proving the properties and amortizing these amounts over the life of the reserve when operations begin or a shorter period if the property is shown to have an impairment in value or expensing the remaining balance if it is proven to
be of no value.   Expenditures for oil well equipment are capitalized and
depreciated over their useful lives.

Environmental Requirements
--------------------------

At the report date environmental requirements related to the oil and gas leases acquired are unknown and therefore an estimate of any future cost cannot be made.

Amortization of Web Site
------------------------

Costs of the preliminary development of the web site are expensed as incurred and costs of the application and post- implementation are capitalized and amortized over the useful life of the fully developed web site. The web site is fully developed and amortization over five years was started in 2003.

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             December 31, 2003

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

Revenue Recognition
-------------------

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Statement of Cash Flows
-----------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Advertising and Market Development
----------------------------------

The company  expenses advertising and market development costs as incurred.

Principles of Consolidation
---------------------------

The consolidated financial statements include the assets, liabilities, and operations of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             December 31, 2003

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

Office equipment
----------------

Office equipment is depreciated over 3 and 7 years using the straight line method.

          Cost                                               $ 15,084
          Less accumulated depreciation                         4,949
                                                            ----------
          Net                                                  10,135
                                                            ----------
3.  OIL AND GAS LEASES

During August 2003 Western Gas Corporation (subsidiary) acquired an undivided 2.5% working interest, with a 1.875% net revenue in a 75% interest, in an oil and gas lease known as "Mana Huilla Creek Prospect" located in Goliad County , Texas.

The lease has not been proven and therefore all costs for acquisition and exploration have been expensed.

4.  ACQUISITION OF WEB SITE

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

Costs of the preliminary development of the web site are expensed as incurred and costs of the application and post- implementation are capitalized and amortized over an estimated useful life of five years. The web site is fully developed and amortization started in 2003.

                OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             December 31, 2003

===========================================================================


5.  LONG TERM NOTE PAYABLE

The Company is obligated under a an installment sale contract for the purchase of land. The amount financed was $68,760 with 180 payments of $787.54, including interest of 11.14%.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, and Apex Resources, Inc. (an affiliate by common officers) have acquired 34% of the common stock issued.

The Company affiliates have made no interest demand loans to the Company of $125,977.

7.  CAPITAL STOCK

During July 2002 the Company completed the sale of an offering of 5,098,500 units at $.10 per unit. Each unit consists of one share of common stock, one redeemable A warrant to purchase an additional common share at $.50 by July 10, 2003 (expired), and one redeemable B warrant to purchase an additional common share at $1.20 by July 10, 2007 which would amount to the issuance of 5,098,500 additional shares. On the report date no warrants had been redeemed.

During 2003 the Company issued 2,175,000 restricted common shares for services and 2,700,000 for cash.

After December 31, 2003 the Company issued 1,000,000 restricted common shares for $15,000.

8.  GOING CONCERN

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

===========================================================================

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

===========================================================================

     On or about January 30, 2004, Sellers & Andersen, L.C., the Company's independent auditors merged with the accounting firm of Madsen & Associates, CPAs Inc. The Company engaged Madsen & Associates to prepare its audited financial statements for the year ended December 31, 2003. The Company has had no disagreements with Madsen & Associates or with its prior certified public accountants, Sellers and Andersen, L.C., with respect to accounting practices or procedures of financial disclosure.

===========================================================================


     ITEM 8A.  CONTROLS AND PROCEDURES

===========================================================================

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

     (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


===========================================================================

     ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND
             CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
             THE EXCHANGE ACT

===========================================================================

     The following table sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors.



Name           Age  Term Served as Director/Officer    Positions with the Company
---------------------------------------------------------------------------------
John M. Hickey 62   January 2001                       President
                    September 2000                     Director

John Ray Rask  52   January 2001                       Secretary/Treasurer
                    September 2000                     Director

Robert Gill    24   May 2003                           Vice President, Director


     The above individuals will serve as officers and/or directors. None of the officers or directors are related. A brief description of their positions, proposed duties and their background and business experience follows:

     JOHN M. HICKEY. From 1995 to present Mr. Hickey has worked for Apex Resources Group, Inc., a company engaged in the acquisition of interests in gas and oil properties. Mr. Hickey began with Apex Resources as the General Manager. In 1996, he became the President and a director of Apex Resources. Apex Resources is a reporting company.

     JOHN RAY RASK. Since the early 1980's Mr. Rask has been owner and operator of Ray's Income Tax Service, a company which specialized in bookkeeping and the preparation of income tax returns. Since 1996, Mr. Rask has served as the Secretary and a director of Apex Resources Group, Inc. Apex Resources is a reporting company.

     ROBERT GILL. Mr. Gill earned a Bachelors of Science degree from Simon Fraser University located in British Columbia majoring in Computing Science and minoring in business in June of 2003. Since 1996 Mr. Gill has owned and operated a web development and technical support company and has worked as a software engineer for several companies. Mr. Gill has been with our company since May of 2003.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities, Form 4 is to report changes in beneficial ownership and Form 5 is an annual statement of changes in beneficial ownership which is due 90 days after the fiscal year end of the Company.

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears that certain officers and directors inadvertently failed to timely file a Form 4 during the fiscal year ended December 31, 2003. The Company expects these delinquent filings will be cured.

                                     26


===========================================================================

     ITEM 10.  EXECUTIVE COMPENSATION

===========================================================================

                                                               Long Term Compensation
                                                              -----------------------
                          Annual Compensation      Awards           Payouts
                       ------------------------- --------------      ------
                                                            Secur-
                                                             ities
                                           Other    Restr   Under-                All
                                          Annual    icted    lying              Other
                                          Compen    Stock  Options     LTIP    Compen
Name and                Salary     Bonus  sation   Awards    SARs/  Payouts    sation
Position        Year       ($)       ($)     ($)      ($)      (#)      ($)       ($)
-------------------------------------------------------------------------------------
John Hickey     2003   $24,000       -0-     -0-      -0-      -0-      -0-       -0-
President and   2002   $32,000       -0-     -0-      -0-      -0-      -0-       -0-
  Director      2001       -0-       -0-     -0-      -0-      -0-      -0-       -0-


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

The Company has not employment contracts with any of its employees.

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


                                     27

===========================================================================

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

===========================================================================

     The following table sets forth as of April 9, 2004, the name and number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 39,973,500 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

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

                                         Amount of             Percentage
Name and Address                         Beneficial Ownership  of Class
--------------------------------------   --------------------  ----------
Robert L. Card                           4,655,000             11.6%
Siam Oceanic Fund Ltd.
Suite 316 - 744 West Hastings Street
Vancouver, B.C. V6C 1A5

Robert Gill                                500,000              1.3%
610-800 West Pender Street
Vancouver, B.C. V6C 2V6

John M. Hickey                           6,000,000             15%
1601-1415 West Georgia Street
Vancouver, B.C. V6G 3C8

John Ray Rask                            5,654,100             14.1%
Apex Resources Group, Inc.
610-800 West Pender Street
Vancouver, B.C. V6C 2V6

John Ray Rask                            1,000,000              2.5%
1909 Monroe Ave.
Butte, Montana 59701

---------------------------------------------------------------------------

All officers and directors
as a group (3 persons)                   13,154,000            32.9%
---------------------------------------------------------------------------
TOTAL                                    17,809,000            44.6%
---------------------------------------------------------------------------

                                     28

     As the President of Apex Resources Group, Inc., Mr. Rask may be deemed to have voting and dispositive power over those shares and therefore may be deemed to be the beneficial owner of those shares.

     Mr. Hickey and Mr. Rask are officers and directors. Mr. Gill is a director.

===========================================================================

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

===========================================================================

     During the year ended December 31, 2003, Apex Resources Group, Inc., loaned the Company $125,977 pursuant to no interest demand notes.

===========================================================================

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

===========================================================================

(a)  Reports on Form 8-K.

     None.

(b)  Exhibits.  The following exhibits are included as part of this report:

     Exhibit 21.1        Subsidiaries
     Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




===========================================================================

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

===========================================================================

     AUDIT FEES

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of its annual financial statements, review of its financial statements included in its quarterly reports and other fees that are normally provided by the Company's accountant in connection with its audits during the fiscal years ended December 31, 2003 and 2002 were $6765 and $5650, respectively.

     TAX FEES

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advices and tax planning for the fiscal years ended December 31, 2003 and 2002, were $225 and $225, respectively.

                                     29

     AUDIT COMMITTEE

     The Company's directors serve as its audit committee and have pre-approved all of the above amounts billed to the Company prior to incurring the expenses associated therewith.

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


                                   OFFICE MANAGERS, INC.



Date: April 14, 2004               By: John M. Hickey
                                       ---------------------------------
                                       John M. Hickey, President



Date: April 14, 2004               By /S/ John R. Rask
                                       ---------------------------------
                                       John R. Rask, Secretary