Form 10QSB
period 2004-03-31
OMEGA VENTURES GROUP INC
filed 2004-05-24
CIK 741017

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
  March 31, 2004                                             333-51180

                         OMEGA VENTURES GROUP, INC.
                       ------------------------------
                  Formerly known as Office Managers, Inc.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                  -------
       (State or other jurisdiction of incorporation or organization)

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

                                    None
                                   ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            X  Yes         No
          -----     ------

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

        Common stock, par value $.001; 39,973,500 shares outstanding as of May 18, 2004
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS
                    March 31, 2004 and December 31, 2003

===========================================================================
                                                    Mar 31,       Dec 31,
                                                     2004          2003
                                                 ------------  ------------
ASSETS
CURRENT ASSETS
  Cash                                           $       303   $     1,006
                                                 ------------  ------------
     Total Current Assets                                303         1,006
                                                 ------------  ------------
FURNITURE AND EQUIPMENT - net depreciation             9,294        10,135
                                                 ------------  ------------

OTHER ASSETS
  Surety deposit                                      25,291        25,000
  Web site - net of accumulated amortization           3,771         4,022
  Land                                               131,500        79,400
                                                 ------------  ------------
                                                     160,562       108,422
                                                 ------------  ------------
                                                 $   170,159   $   119,563
                                                 ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Note payable - land - current                     $ 15,767     $   4,584
  Accounts payable - affiliates                      142,743       125,977
  Accounts payable                                    45,014        47,509
                                                 ------------  ------------
     Total Current Liabilities                       203,524       178,070
                                                 ------------  ------------
LONG TERM NOTE PAYABLE  -
  land - net of current                              107,008        64,176
                                                 ------------  ------------
STOCKHOLDERS' DEFICIENCY
  Preferred stock
   100,000,000 shares authorized, at $.001
   par value - none issued                                 -             -
  Common stock
   400,000,000 shares authorized, at $0.001
   par value; 39,973,500 shares issued and
   outstanding                                        39,974        38,974
  Capital in excess of par value                     642,810       628,810
  Deficit accumulated during the development
   stage                                            (823,157)     (790,467)
                                                 ------------  ------------
     Total Stockholders' Deficit                    (140,373)     (122,683)
                                                 ------------  ------------
                                                 $   170,159   $   119,563
                                                 ============  ============

The accompanying notes are an integral part of these financial statements.

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months Ended March 31, 2004 and 2003 and the period
          September 19, 2000 (Date of Inception) to March 31, 2004

================================================================================
                                         Mar 31,       Mar 31,     Sept 19, 2000
                                          2004         2003      to Mar 31, 2004
                                      ------------ ------------     ------------
REVENUES                               $       -    $       -        $      183
                                      ------------ ------------     ------------
EXPENSES
Market development                         7,542       50,530          364,807
Exploration                               15,000           -            31,434
Development of web site -
  preliminary project stage                    -            -            25,000
Depreciation & amortization                1,092          646            7,046
Administrative                             7,141       28,767          393,138
                                      ------------ ------------     ------------
                                           30,775       79,943          821,425
                                      ------------ ------------     ------------
NET LOSS - before other expense           (30,775)     (79,943)        (821,212)

INTEREST EXPENSE                           (1,915)          -            (1,915)
                                      ------------ ------------     ------------
NET LOSS                              $   (32,690) $   (79,943)     $  (823,157)
                                      ============ ============     ============

NET LOSS PER COMMON SHARE

Basic and dilutive                     $      -    $       -
                                      ------------ ------------
AVERAGE OUTSTANDING SHARES -
(stated in 1,000's)

  Basic                                    38,974       36,598
                                      ------------ ------------
  Diluted                                  44,073           -
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

=====================================================================================
                                              Common Stock     Capital in
                                       ---------------------   Excess of Accumulated
                                           Shares     Amount   Par Value    Deficit
                                       -----------  ---------  --------- ----------
Balance September 19, 2000                     -          -          -          -

Issuance of common stock for cash at
$.001 - September 19, 2000            16,000,000     16,000         -          -
Issuance of common stock for web site
- September 25, 2000 - Note 3          6,000,000      6,000     19,000         -
Issuance of common stock for cash at
$.01 - October 10, 2000                 5,000,000      5,000    44,810        -
Net operating loss for the period
September 19, 2000 to December
31, 2000                                      -          -          -     (47,010)
Issuance of common stock for cash
at $.0012 - January 2001               2,500,000      2,500        500         -
Net operating loss for the year
ended December 31, 2001                       -          -          -     (11,639)
Issuance of common stock for cash at
$.10 - net of offering costs -
July 22, 2002                          5,098,500      5,099    405,735         -
Net operating loss for year
ended December 31, 2002                       -          -          -    (389,097)
Issuance of common stock for
services at $.04 - January through
March 2003 - net of cancellations      1,750,000      1,750     68,250         -
Issuance of common stock for expenses
at $.02 - March 27, 2003                 125,000        125      2,375         -
Issuance of common stock for cash
at $.15 - May 30, 2003                   200,000        200     29,800
Issuance of common stock for cash
at $.023 - October 20, 2003            2,500,000      2,500     55,140         -
Issuance of common stock for expenses
at $.01 - December 2, 2003               300,000        300      2,700         -
Return and cancellation of common
stock - December 2003                   (500,000)      (500)        500        -
Net operating loss for the year
ended December 31, 2003                       -          -          -    (342,721)
                                       -----------  ---------  --------- ----------
Balance December 31, 2003              38,973,500     38,974    628,810   (790,467)

Issuance of common stock for cash
at $.015 - February 20, 2004           1,000,000      1,000     14,000         -
Net operating loss for the three
months ended March 31, 2004                   -          -          -     (32,690)
                                       -----------  ---------  --------- ----------
Balance March  31,  2004               39,973,500   $ 39,974   $ 642,810 $(823,157)
                                       ===========  =========  ========= ==========

   The accompanying notes are an integral part of these financial statements

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                       ( Development  Stage Company)
                   CONSOLIDATED  STATEMENTS OF CASH FLOWS
     For the Three Months Ended March 31, 2004 and 2003 and the Period
          September 19, 2000 (Date of Inception) to March 31, 2004

=====================================================================================
                                                                       Sept 19, 2000
                                               Mar 31,       Mar 31,       to Mar 31,
                                                2004          2003           2004
                                            ------------  ------------ --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $ (32,690)    $ (79,943)    $ (823,157)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities
   Depreciation & amortization                    1,092           646          7,046
   Change in security deposit                      (291)           -            (291)
   Change in accounts payable                    16,186        28,695        189,672
   Issuance of capital stock for web site            -             -          25,000
   Issuance of capital stock for services            -          4,229         75,500
                                            ------------  ------------ --------------
   Net Decrease in Cash From Operations         (15,703)      (46,373)      (526,230)
                                            ------------  ------------ --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Surety deposit                                      -             -         (25,000)
Purchase of web site                                -             -          (5,027)
Purchase land                                       -             -         (79,400)
Purchase of equipment                               -             -         (15,084)
                                            ------------  ------------ --------------
                                                     -             -        (124,511)
                                            ------------  ------------ --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in note payable                              -             -          68,760
Net proceeds from issuance of common stock      15,000            -         582,284
                                            ------------  ------------ --------------
                                                 15,000            -         651,044
                                            ------------  ------------ --------------
   Net change in Cash                              (703)      (46,373)           303

   Cash at Beginning of Period                    1,006        90,601             -
                                            ------------  ------------ --------------
   Cash at End of Period                    $       303   $    44,228  $         303
                                            ============  ============ ==============
NON CASH FLOWS FROM OPERATING ACTIVITIES
Issuance of  6,000,000 common shares for
  web site - 2000                                                      $      25,000
                                                                       --------------
Issuance of 2,175,000 common shares for
  services - 2003                                                             75,500
                                                                       --------------

The accompanying notes are an integral part of these financial statements.
                                     5

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               March 31, 2004

===========================================================================

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 19, 2000 with the name "Office Managers, Inc" with authorized common stock of 50,000,000 shares at $0.001 par value. On November 13, 2003, the name was changed to "Omega Ventures Group, Inc." in connection with an increase in the authorized common stock to 400,000,000 shares, with the same par value, and the addition of authorized preferred shares of 100,000,000 shares with a par value of $.001. No terms have been determined for the preferred stock and no shares have been issued.

The Company was organized for the purpose of acquiring and developing a web site on the World Wide Web devoted exclusively to office managers for the purpose of delivering office products and related professional services over the internet.

On February 13, 2003, the Company organized "Vogue Environmental Solutions, Inc"., a wholly owned subsidiary. Vogue has no assets or liabilities and no operations.

On September 5, 2003, the Company organized "Western Gas Corporation" , a wholly owned subsidiary, and was organized for the purpose of the acquisition and exploration of oil and gas leases.

On November 24, 2003, the Company organized "Arizona Land Corporation", a wholly owned subsidiary, for the purpose of engaging in land development.

The Company is in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not  adopted a policy regarding payment of dividends.



                OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               March 31, 2004

===========================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

On March 31, 2004, the Company and its subsidiaries had a net operating loss available for carry forward of $823,157. The income tax benefit of approximately $247,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2024.

Capitalization of  Oil  Leases  Costs
-------------------------------------

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


                OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               March 31, 2004

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

Advertising and Market Development
----------------------------------

The Company will expense advertising and market development costs as incurred.

Principles of Consolidation
---------------------------

The consolidated financial statements include the assets, liabilities, and operations of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated.




                OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               March 31, 2004

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

Office equipment
----------------

Office equipment is depreciated over 3 and 7 years using the straight line method.

               Cost                                     $ 15,084
               Less accumulated depreciation               5,790
                                                        ---------
               Net                                         9,294
                                                        =========
3.  OIL AND GAS LEASES

During September 2003 Western Gas Corporation (subsidiary) acquired an undivided 2.5% working interest, with a 1.875% net revenue in a 75% interest, in an oil and gas lease known as "Manahuilla Creek Prospect" located in Goliad County , Texas.

The lease has not been proven and therefore all costs for acquisition and exploration have been expensed.

4.  ACQUISITION OF WEB SITE

On September 25, 2000 the Company acquired the web site and the domain name officemanagers.net", (which was in the preliminary development stage) from Apex Resources, Inc.(an affiliate), by the issuance of 6,000,000 common shares of the Company, for the purpose of pursuing its business interest as outlined in note 1. The value of the web site was recorded at $25,000, the acquisition cost to Apex Resources, Inc., before the sale to the Company.

Costs of the preliminary development of the web site are expensed as incurred and costs of the application and post- implementation are capitalized and amortized over an estimated useful life of five years. The web site is fully developed and amortization started in 2003.




                OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               March 31, 2004
===========================================================================

5.  LONG TERM NOTE PAYABLE

Arizona Land Corporation (subsidiary) is obligated under a two installment sales contracts for the purchase of land. The payments due, under the contracts, are 180 monthly payments of $1,327, including interest of 11%.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, and Apex Resources, Inc. (an affiliate by common officers) have acquired 34% of the common stock issued.

The Company affiliates have made no interest demand loans to the Company of $147,743.

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

During February 2004 the Company issued 1,000,000 restricted common shares for $15,000.

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

General
-------

     The primary business of Omega Ventures Group Inc., is to oversee the operations of its three wholly-owned subsidiaries:

     -    Western Gas Corporation
     -    Arizona Land Corporation
     -    Vogue Environmental Solutions, Inc.

     Western Gas Corporation
     -----------------------

     Western Gas Corporation ("Western Gas") was incorporated in Nevada on September 5, 2003 for the purpose of acquiring and managing small percentage interests in a diversified portfolio of oil and gas projects throughout North America.

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

     During the first quarter 2004, the Company received notice from PB Energy that the site preparation at the Manahuilla Creek Field, including construction of 300 feet of gravel roadbed, pressure testing of the saltwater disposal well and creation of a containment pit at the site was underway. Also, a turnkey drilling contract had been signed, with drilling to an expected depth of 6,800 feet to commence during the second quarter of 2004.

     Arizona Land Corporation
     ------------------------

     On November 24, 2003, the Company incorporated Arizona Land Corporation ("Arizona Land") in Nevada. Based on the belief that as the baby-boomer generation retires, they will seek to retire to warm climates, such as Florida and Arizona, Arizona Land was formed to acquire and manage land assets in Arizona. While Arizona Land may consider acquisition of all types of real estate, at this time, its primary focus is toward the acquisition of undeveloped acreage for investment purposes.

     In the Annual Report on Form 10-KSB filed on April 14, 2004, the Company disclosed that in November 2003, Arizona Land acquired three undeveloped lots in the Woodland Valley Ranch, located in Apache County in northern Arizona. In the Annual Report, the Company inadvertently stated that the total purchase price of the lots as $149,397. The actual purchase price was $76,400. The Annual Report also stated the current principal balance is approximately $138,605, the correct principal balance at that time was $70,675.

     In January 2004, Arizona Land acquired 2 undeveloped lots, totaling 75 acres of real property, in Elk Valley Ranch. Elk Valley Ranch is near the Woodland Valley Ranch and is about 15 miles east of St. Johns, Arizona. Arizona Land agreed to purchase the lots for a total purchase price of $102,403, including a down payment of $5,210 and monthly payments of $540 for 180 months. Arizona Land acquired these properties for investment purposes and has no present intent to develop or improve these parcels.

     Vogue Environmental Solutions, Inc.
     -----------------------------------

     On February 13, 2003, the Company formed Vogue Environmental Solutions, Inc., a Nevada corporation, ("Vogue") to explore the animal waste management industry and to consult on and participate in the design, construction, production and marketing of animal waste digester systems. Subsequent to September 30, 2003, the Company decided to discontinue its efforts to develop an animal waste digester. This decision was based on various factors including increasing costs and the failure of Vogue to
demonstrate a commercially viable anaerobic digester system.   With the
decision to discontinue development of an anaerobic digester, Vogue will continue to focus its efforts on identifying other environmentally-friendly solutions for existing industrial problems. To this end, during the fourth quarter 2003, Vogue undertook a feasibility study on power generation through the use of wind turbine systems. The Company's feasibility study is ongoing, but pending the completion of the study, the Company hopes to take advantage of opportunities it perceives to be available in the production of wind turbine generated electricity.

Source of Funds
---------------

     On July 10, 2002, the Company closed its initial public offering pursuant to an effective registration statement with the SEC. The Company received total net proceeds of $410,834 from the offering. From July 10, 2002, until the third quarter 2003, the Company relied primarily on the proceeds of that offering to fund its operations. By the end of the third quarter 2003, the Company had spent all of the funds raised in the offering. Since that time the Company has been dependent upon loans from related parties and private sales of its securities to fund its operations.

     The NOTE 8 OF THE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS states that the Company will need additional capital to service its debt and funds it planned activities, which raises substantial doubt about the Company's ability to continue as a going concern. The Company has never generated revenue and it is unlikely the Company will realize any significant revenue during the first half of 2004, which also raises substantial doubt about the Company's ability to continue as a going concern. To continue operations, the Company will need to obtain funding from third parties. This funding may be sought by means of private equity or debt financing by the Company. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all. If the Company is unsuccessful in obtaining additional funding, the Company may be unable to continue operations as it has insufficient working capital necessary to meet its expenses and service its debt.

Results of Operations
---------------------

     During the period from inception, September 19, 2000, to March 31, 2004, the Company has generated no revenue. The Company does not expect to generate any material revenues during the first half of 2004.

     As of March 31, 2004, the Company had an accumulated deficit of $823,157 funded by paid-in capital, compared to an accumulated deficit of $527,689. At March 31, 2004, the Company had total current liabilities of $194,256 compared to total current liabilities of $80,923 on March 31, 2003. These increases are the result of increased borrowing by the Company to fund its operations and acquire real estate in 2004 as compared to 2003.

     During the quarter ended March 31, 2004, the Company spent $7,542 in market development expenses compared to $50,530 in the same period 2003. The decrease in market development expenses is primarily the result of the Company having very limited resources to fund its operations and therefore, scaling back the number of employees and consultants hired by the Company. During the three months ended March 31, 2004, the Company spent $7,141 on administrative expenses compared to $28,767 in the corresponding period of 2003. This decrease in administrative expense is primarily the result of a reduction in the overall activity of the Company dictated by the Company's lack of funds.

     During the quarter ended March 31, 2004, the Company realized a net loss of $32,690 compared to a net loss of $79,943 for the same period 2003. This decrease in loss is primarily the result of the Company scaling back its active operations as funds available to the Company have diminished.

Liquidity and Capital Resources
-------------------------------

     The Company has financed its operations mainly through the sale of its common stock and through loans from related parties. Since inception, the Company has been entirely dependent upon outside sources of financing for continuation of operations. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on acceptable terms or at all. During the quarter ended March 31, 2004, the Company borrowed $16,766 from Apex Resources Group, Inc., ("Apex") and other related parties, in no interest demand loans to fund operations,
bring the total amount the Company owes related parties to $142,743.   As
of March 31, 2004, the Company had cash on hand of $303. During the quarter, the Company sold 1,000,000 restricted common shares for $15,000 cash. It is unclear at this time whether the Company will have sufficient funds to maintain operations through the second quarter of 2004.

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



Item 3.   Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------
     The Company's Principal Executive Officer and Principal Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days of filing this quarterly report. Based on their evaluation, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

     (b)  Changes in Internal Controls and Procedures.
          --------------------------------------------
     Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                        PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended March 31, 2004.

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

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     On March 2, 2004, the Company filed a Current Report on Form 8-K disclosing that on or about January 30, 2004, the Company had changed independent auditors from Sellers & Andersen, to Madsen & Associates, CPAs, Inc. This change was not the result of any disagreement between the Company and Sellers & Andersen.

     (B) Exhibits. The following exhibits are included as part of this report:


     Exhibit No.    Exhibit

     31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1           Certification pursuant to Section 906 of the Sarbanes-
                    Oxley Act of 2002

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                     OMEGA VENTURES GROUP, INC.



May 21, 2004                         /S/ John M. Hickey
                                     ------------------------------------
                                     John M. Hickey,
                                     Principal Executive Officer



May 21, 2004                         /S/ John Ray Rask
                                     ------------------------------------
                                     John Ray Rask,
                                     Principal Financial Officer



