Form 10QSB
period 2004-06-30
OMEGA VENTURES GROUP INC
filed 2004-08-20
CIK 741017

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
   June 30, 2004                                               333-51180

                         OMEGA VENTURES GROUP, INC.
                      --------------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                ------------
       (State or other jurisdiction of incorporation or organization)

                                 87-0661638
                              ----------------
                    (I.R.S. Employer Identification No.)

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

             Common stock, par value $.001; 41,687,295 shares
                     outstanding as of August 18, 2004


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        (Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS
                    June 30, 2004 and December 31, 2003

==========================================================================

                                                    Jun 30,       Dec 31,
                                                     2004          2003
                                                 ------------  ------------
                                   ASSETS
CURRENT ASSETS
 Cash                                            $       630   $     1,006
                                                 ------------  ------------
   Total Current Assets                                  630         1,006
                                                 ------------  ------------
FURNITURE AND EQUIPMENT - net depreciation             8,453        10,135
                                                 ------------  ------------
OTHER ASSETS
 Surety deposit                                       25,386        25,000
 Web site - net of accumulated amortization            3,520         4,022
 Land                                                131,500        79,400
                                                 ------------  ------------
                                                     160,406       108,422
                                                 ------------  ------------
                                                 $   169,489   $   119,563
                                                 ============  ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Note payable - land - current                   $    15,767   $     4,584
 Accounts payable - affiliates                       123,894       125,977
 Accounts payable                                     51,184        47,509
                                                 ------------  ------------
   Total Current Liabilities                         190,845       178,070
                                                 ------------  ------------
LONG TERM NOTE   PAYABLE  - land - net of current    108,416        64,176
                                                 ------------  ------------
STOCKHOLDERS' DEFICIENCY
 Preferred stock
  100,000,000 shares authorized, at $.001 par
  value - none issued                                      -             -
 Common stock
  400,000,000 shares authorized, at $0.001
  par value; 41,687,295 shares issued and
  outstanding                                         41,687        38,974
 Capital in excess of par value                      692,323       628,810
 Deficit accumulated during the development
  stage                                             (863,783)     (790,467)
                                                 ------------  ------------
   Total Stockholders' Deficit                      (129,772)     (122,683)
                                                 ------------  ------------
                                                 $   169,489   $   119,563
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     2

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        (Development Stage Company)
                          STATEMENT OF OPERATIONS
     For the Three and Six Months Ended June 30, 2004 and 2003 and the
       Period September 19, 2000 (Date of Inception) to June 30, 2004

===========================================================================

                                                                            Sept 19,
                               Three Months              Six Months         2000 to
                           Jun 30,     Jun 30,      Jun 30,     Jun 30,     June 30,
                            2004        2003         2004        2003         2004
                        ----------- -----------  ----------- -----------  -----------
REVENUES                $    -      $    -       $    -      $    -       $    -
                        ----------- -----------  ----------- -----------  -----------
EXPENSES
 Market development         11,818      27,616       19,360      78,146      376,625
 Depreciation
  & amortization             1,092         646        2,184       1,292        8,138
 Administrative             18,153       8,820       25,294      37,587      411,291
 Exploration                 8,250        -          23,250        -          39,684
 Development of web
  site - preliminary
  project stage               -           -            -           -          25,000
                        ----------- -----------  ----------- -----------  -----------
NET LOSS - before
other expense              (39,313)    (37,082)     (70,088)   (117,025)    (860,738)
                        ----------- -----------  ----------- -----------  -----------
OTHER EXPENSE
 Interest income                95          69           95          69          278
 Interest expense           (1,408)       -          (3,323)       -          (3,323)
                        ----------- -----------  ----------- -----------  -----------
NET LOSS                $  (40,626) $  (37,013)  $  (73,316) $ (116,956)  $ (863,783)
                        =========== ===========  =========== ===========  ===========

NET LOSS PER COMMON SHARE
 Basic                  $     -     $     -      $     -     $    -
                        ----------- -----------  ----------- -----------
AVERAGE OUTSTANDING SHARES
(stated in 1,000's)
 Basic                      40,492      38,828       39,853      36,598
                        ----------- -----------  ----------- -----------
 Diluted                    45,591         -         44,952        -
                        ----------- -----------  ----------- -----------

 The accompanying notes are an integral part of these financial statements
                                     3

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        (Development Stage Company)
               STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                             to June  30, 2004

===========================================================================

                                                              Capital in
                                           Common Stock        Excess of  Accumulated
                                      Shares        Amount     Par Value     Deficit
                                    -----------   ---------- -----------  -----------
Balance September 19, 2000                   -            -           -            -

Issuance of common stock for cash
 at $.001 - September 19, 2000      16,000,000       16,000           -            -

Issuance of common stock for web
 site - September 25, 2000 - Note 3  6,000,000        6,000      19,000            -

Issuance of common stock for cash
 at  $.01 - October 10, 2000         5,000,000        5,000      44,810            -

Net operating loss for the period
 September 19, 2000 to
 December 31, 2000                           -            -           -      (47,010)

Issuance of common stock for
 cash at $.0012 - January 2001       2,500,000        2,500         500            -

Net operating loss for the
 year ended December 31, 2001                -            -           -      (11,639)

Issuance of common stock for cash
 at $.10 - net of offering costs
  - July 22, 2002                    5,098,500        5,099     405,735            -

Net operating loss for year
 ended December 31, 2002                     -            -           -     (389,097)

Issuance of common stock for
 services at $.04 - January
 through March 2003 - net of
 cancellations                       1,750,000        1,750      68,250            -

Issuance of common stock for
 expenses at $.02 -
 March 27, 2003                        125,000          125       2,375            -

Issuance of common stock for
 cash at $.15 - May 30, 2003           200,000          200      29,800            -

Issuance of common stock for
 cash at $.023 - October
 20, 2003                            2,500,000        2,500      55,140            -

Issuance of common stock for
 expenses at $.01 - December
 2, 2003                               300,000          300       2,700            -

                                     4

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        (Development Stage Company)
               STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                             to June  30, 2004

===========================================================================

                                                              Capital in
                                           Common Stock        Excess of  Accumulated
                                      Shares        Amount     Par Value     Deficit
                                    -----------   ---------- -----------  -----------

Return and cancellation of
 common stock - December 2003         (500,000)        (500)        500            -

Net operating loss for the year
 ended December 31, 2003                                                    (342,721)
                                    -----------   ---------- -----------  -----------
Balance December 31, 2003           38,973,500       38,974     628,810     (790,467)

Issuance of common stock for cash
 at $.015 - February 20, 2004        1,000,000        1,000      14,000            -

Issuance of common stock for cash
 at $.03                               170,563          170       4,946            -

Issuance of common stock for
 expenses at $.03                    1,543,232        1,543      44,567            -

Net operating loss for the six
 months ended June 30, 2004                  -            -           -      (73,316)
                                    -----------   ---------- -----------  -----------
Balance June  30,  2004             41,687,295    $  41,687  $  692,323   $ (863,783)
                                    ===========   ========== ===========  ===========

 The accompanying notes are an integral part of these financial statements
                                     5

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        (Development  Stage Company)
                          STATEMENT OF CASH FLOWS
         For the  Six Months Ended June 30, 2004 and 2003 and the
       Period September 19, 2000 (Date of Inception) to June 30, 2004

===========================================================================

                                                              Sept 19, 2000
                                         Jun 30,     Jun 30,     to Jun 30,
                                           2004        2003         2004
                                       ----------- -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                              $  (73,316) $ (116,956)  $ (863,783)
 Adjustments to reconcile net loss to
 net cash provided by operating
 activities
  Depreciation and amortization             2,184       1,292        8,138
  Change in deposits                         (386)       -            (386)
  Change in accounts payable               57,015      50,195      299,261
  Issuance of capital stock for
    web site                                  -           -         25,000
  Issuance of capital stock for
    services                               46,110       1,750      121,610
                                       ----------- -----------  -----------
  Net Decrease in Cash From Operations     31,607     (63,719)    (410,160)
                                       ----------- -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Surety  deposit                             -           -         (25,000)
 Purchase of web site                        -           -          (5,027)
 Purchase of  land                        (52,100)       -        (131,500)
 Purchase of equipment                       -           -         (15,084)
                                       ----------- -----------  -----------
                                          (52,100)       -        (176,611)
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common
  stock                                    20,117        -         587,401
                                       ----------- -----------  -----------
  Net Increase (Decrease)  in Cash           (376)    (63,719)         630

 Cash at Beginning of Period                1,006      90,601         -
                                       ----------- -----------  -----------
 Cash at End of Period                 $      630  $   26,882   $      630
                                       =========== ===========  ===========


 The accompanying notes are an integral part of these financial statements.
                                     6

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 2004

===========================================================================

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 19, 2000 with the name "Office Managers, Inc" with authorized common stock of 50,000,000 shares at $0.001 par value. On November 13, 2003 the name was changed to "Omega Ventures Group, Inc." in connection with an increase in the authorized common stock to 400,000,000 shares, with the same par value, and the addition of authorized preferred shares of 100,000,000 shares with a par value of $.001. No terms have been determined for the preferred stock and no shares have been issued.

The Company was organized for the purpose of acquiring and developing a web site on the World Wide Web devoted exclusively to office managers for the purpose of delivering office products and related professional services over the internet.

On February 13, 2003 the Company organized "Vogue Environmental Solutions, Inc"., a wholly owned subsidiary. Vogue has no assets or liabilities and no operations.

On September 5, 2003 the Company organized "Western Gas Corporation" , a wholly owned subsidiary, for the purpose of the acquisition and exploration of oil and gas leases.

On November 24, 2003 the Company organized "Arizona Land Corporation", a wholly owned subsidiary, for the purpose of engaging in land development.

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


                 OMEGA VENTURES GROUP, INC. AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               June 30, 2004

===========================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

On June 30, 2004, the Company and its subsidiaries had a net operating loss available for carry forward of $863,783. The income tax benefit of approximately $259,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2024.

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



                  OMEGA VENTURES GROUP, INC. AND SUBSIDIARY
                        (Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               June 30, 2004

===========================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Principles of Consolidation
---------------------------

The consolidated financial statements include the assets, liabilities, and operations of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated

Estimates and Assumptions
-------------------------

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

Office equipment
----------------

Office equipment is depreciated over 3 and 7 years using the straight line method.

           Cost                                       $ 15,084
           Less accumulated depreciation                 6,631
                                                      ---------
              Net                                        8,453
                                                      ---------
                                     9

                 OMEGA VENTURES GROUP, INC. AND SUBSIDIARY
                        (Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               June 30, 2004

===========================================================================

3.  OIL AND GAS LEASES

During September 2003 Western Gas Corporation (subsidiary) acquired an undivided 2.5% working interest, with a 1.875% net revenue in a 75% interest, in an oil and gas lease known as "Mana Huilla Creek Prospect" located in Goliad County , Texas.

The lease has not been proven and therefore all costs for acquisition and exploration have been expensed.

4.  ACQUISITION OF WEB SITE

On September 25, 2000 the Company acquired the web site and the domain name "officemanagers.net", (which was in the preliminary development stage) from Apex Resources, Inc.(an affiliate), by the issuance of 6,000,000 common shares of the Company, for the purpose of pursuing its business interest as outlined in note 1.  The value of the web site was  recorded  at
$25,000,   the acquisition cost to Apex Resources, Inc.,   before the sale
to the Company.

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

The Company affiliates have made no interest demand loans to the Company of $123,894.




                  OMEGA VENTURES GROUP, INC. AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               June  30, 2004
===========================================================================

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

During June 2004 the Company issued 170,563 restricted common shares for $5,117 and 1,387,404 shares for expenses.

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

     General
     -------

     The primary business of Omega Ventures Group Inc., is to oversee the operations of its three wholly-owned subsidiaries:

     -    Western Gas Corporation
     -    Arizona Land Corporation
     -    Vogue Environmental Solutions, Inc.

     Western Gas Corporation
     -----------------------

     During the second quarter 2004, the BB Gayle #1 well in the Manahuilla Creek Field was drilled to 7,000 feet. Casing has been set and cemented in. Subsequent to the quarter end in July 2004, the BB Gayle #1 well was opened and initially flowed gas until pressure dropped and the well began flowing fresh water. Later in July, unconsolidated sand entered the well creating a sand plug which had to be cleared. At this time the well still in not flowing gas and it is unclear when or if the well will be able to be put into commercial production.

     Arizona Land Corporation
     ------------------------

     Due to a lack of funds, Arizona Land did not acquire any additional properties during the quarter and is delinquent in making the monthly payments on the properties it currently owns.

     Vogue Environmental Solutions, Inc.
     -----------------------------------

     Due to a lack of funds, Vogue Environmental Solutions did not engage in active operations during the quarter.

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

     Note 8 of the notes to the unaudited consolidated financial statements states that the Company will need additional capital to service its debt and funds it planned activities, which raises substantial doubt about the Company's ability to continue as a going concern. The Company has never generated revenue and it is unlikely the Company will realize any significant revenue through the third quarter of 2004, which also raises substantial doubt about the Company's ability to continue as a going concern. To continue operations, the Company will need to obtain funding from third parties. This funding may be sought by means of private equity or debt financing by the Company. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all. If the Company is unsuccessful in obtaining additional funding, the Company may be unable to continue operations as it has insufficient working capital necessary to meet its expenses and service its debt.

     Results of Operations
     ---------------------

     During the period from inception, September 19, 2000, to June 30, 2004, the Company has generated no revenue. The Company does not expect to generate any material revenues through the third quarter of 2004.

     As of June 30, 2004, the Company had an accumulated deficit of $863,783 funded by paid-in capital. At June 30, 2004, the Company had total current liabilities of $190,845 compared to total current liabilities of $72,423 on June 30, 2003. These increases in accumulated deficit and total current liabilities are the result of increases in notes and accounts payable as well as increased borrowing from Company affiliates to fund operations in 2004 as compared to 2003.

     During the three and the six months ended June 30, 2004, the Company spent $11,818 and $19,360 respectively in market development expenses compared to $27,616 and $78,146 respectively in the corresponding three and six month periods ended June 30, 2003. The decrease in market development expenses is primarily the result of the Company having very limited resources to fund its operations and therefore, scaling back the number of employees and consultants hired by the Company. During the three and six months ended June 30, 2004, the Company spent $18,153 and $25,294 respectively on administrative expenses compared to $8,820 and $37,587 respectively in the corresponding periods of 2003. Although general and administrative expenses increased in the quarter ended June 30, 2004, as compared to June 30, 2003, general and administrative expense decreased over the six month period ended June 30, 2004 as compared to the same period of 2003. This decrease in administrative expense is primarily the result of a reduction in the overall activity of the Company dictated by the Company's lack of funds. During the three and six months ended June 30, 2004, the Company spent $8,250 and $23,250 respectively on exploration activities undertaken by Western Gas. The Company had no such expenses during the corresponding periods of 2003 because it had not yet formed Western Gas.

     During the three and six months ended June 30, 2004, the Company realized net losses of $40,626 and $73,316 respectively compared to net losses of $37,013 and $116,956 respectively for the three and six months ended June 30, 2003. The decrease in net loss in the six months ended June 30, 2004, compared to June 30, 2004 is primarily the result of the Company scaling back its active operations as funds available to the Company have diminished.

     Liquidity and Capital Resources
     -------------------------------

     The Company has financed its operations mainly through the sale of its common stock and through loans from related parties. Since inception, the Company has been entirely dependent upon outside sources of financing for continuation of operations. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on acceptable terms or at all. During the quarter, the Company reduced accounts payable to affiliates by $18,849 reducing accounts payable to
affiliates at the six months ended June 30, 2004, to $123,894.   As of June
30, 2004, the Company had cash on hand of $630. During the quarter, the Company sold 170,563 restricted common shares for $5,116 cash. The Company also issued 1,543,232 restricted common shares in satisfaction of expenses totaling $46,110. It is unclear at this time whether the Company will have sufficient funds to maintain operations through the third quarter of 2004.

     As discussed above, the Company has exhausted the funds raised in its initial public offering, and all funds subsequently raised in private placement transactions. Moreover, it is unlikely the Company will realize material revenue from the operations of any of its subsidiaries in through the third quarter of 2004. Therefore, unless the Company is able to raise additional funding through the sell of equity or debt securities, it is unclear how long the Company may be able to continue operations.

Item 3.   Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.
          --------------------------------------------------

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

                        PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended June 30, 2004.

     On June 2, 2004, the Company sold 170,563 restricted common shares to John Ray Rask for $5,116. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act.

     On June 2, 2004, the Company issued 1,543,232 restricted common shares to Clayborn Capital, Ltd., in satisfaction of a loan made to the Company to cover operating expenses in the amount of $46,297. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

          None.

     (B) Exhibits. The following exhibits are included as part of this report:


     Exhibit No.    Exhibit
     -----------    ----------------------------------------------------
       31.1         Certification of Principal Executive Officer pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OMEGA VENTURES GROUP, INC.



August 20, 2004                    /S/ John M. Hickey
                                   ---------------------------------------
                                   John M. Hickey,
                                   Principal Executive Officer


August 20, 2004                    /S/ John Ray Rask
                                   ---------------------------------------
                                   John Ray Rask,
                                   Principal Financial Officer




