Form 10QSB
period 2004-09-30
OMEGA VENTURES GROUP INC
filed 2004-11-22
CIK 741017

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
 September 30, 2004                                            333-51180

                         OMEGA VENTURES GROUP, INC.
                       ------------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                 ----------
       (State or other jurisdiction of incorporation or organization)

                                 87-0661638
                               -------------
                    (I.R.S. Employer Identification No.)

       136 East South Temple, Suite 1600, Salt Lake City, Utah 84111
       -------------------------------------------------------------
                  (Address of principal executive offices)

                               (801) 363-2599
                              ----------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                    None
                                   -----

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

        Common stock, par value $.001; 42,639,597 shares outstanding as of September 30, 2004

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                  CONSOLIDATED BALANCE SHEETS - unaudited
                  September 30, 2004 and December 31, 2003

===========================================================================
                                                     Sept 30,      Dec 31,
                                                       2004         2003
                                                   -----------  -----------

ASSETS
CURRENT ASSETS
  Cash                                              $    -      $    1,006
                                                   -----------  -----------
  Total Current Assets                                   -           1,006
                                                   -----------  -----------
FURNITURE AND EQUIPMENT - net depreciation              7,612       10,135
                                                   -----------  -----------
OTHER ASSETS
  Surety deposit                                       25,386       25,000
  Web site - net of accumulated amortization            3,269        4,022
  Land                                                131,500       79,400
                                                   -----------  -----------
                                                      160,155      108,422
                                                   -----------  -----------
                                                   $  167,767   $  119,563
                                                   ===========  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Note payable - land - current                    $   19,067    $   4,584
  Accounts payable - affiliates                       123,794      125,977
  Accounts payable                                     52,609       47,509
                                                   -----------  -----------
   Total Current Liabilities                          195,470      178,070
                                                   -----------  -----------
LONG TERM NOTE   PAYABLE  - land - net of current      99,200       64,176
                                                   -----------  -----------
STOCKHOLDERS' DEFICIENCY
  Preferred stock
   100,000,000 shares authorized, at $.001
   par value - none issued                               -            -
  Common stock
   400,000,000 shares authorized, at $0.001
   par value; 42,639,597 shares issued and
   outstanding                                         42,640       38,974
  Capital in excess of par value                      708,711      628,810
  Deficit accumulated during the development
   stage                                             (878,254)    (790,467)
                                                   -----------  -----------
   Total Stockholders' Deficit                       (126,903)    (122,683)
                                                   -----------  -----------
                                                   $  167,767   $  119,563
                                                   ===========  ===========

 The accompanying notes are an integral part of these financial statements.
                                     2

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                    STATEMENT OF OPERATIONS - unaudited
  For the Three and Nine Months Ended September 30, 2004 and 2003 and the
    Period September 19, 2000 (Date of Inception) to September  30, 2004

====================================================================================
                                                                            Sept
                                                                          19, 2000
                             Three Months              Nine Months           to
                         Sept 30,     Sept 30,    Sept 30,     Sept 30,    Sept 30,
                           2004         2003        2004         2003       2004
                      -----------  ----------- -----------  ----------- -----------
REVENUES               $    -       $    -     $     -       $    -      $    -
                      -----------  ----------- -----------  ----------- -----------

EXPENSES
  Market development       1,373        6,484      20,733       84,630     377,998
  Depreciation &
   amortization            1,092          646       3,276        1,938       9,230
  Administrative           6,806       46,424      32,100       84,011     418,097
  Exploration              1,900         -         25,150         -         41,584
  Development of web
   site - preliminary
   project stage            -            -           -            -         25,000
                      -----------  ----------- -----------  ----------- -----------
NET LOSS - before
other expense            (11,171)     (53,554)    (81,259)    (170,579)   (871,909)

OTHER EXPENSE
  Interest income           -              35          95          104         278
  Interest expense        (3,300)        -         (6,623)        -         (6,623)
                      -----------  ----------- -----------  ----------- -----------
NET LOSS              $  (14,471)  $  (53,519) $  (87,787)  $ (170,475) $ (878,254)
                      ===========  =========== ===========  =========== ===========
NET LOSS PER
COMMON SHARE

  Basic                $    -       $    -      $    -       $    -

AVERAGE OUTSTANDING SHARES
(stated in 1,000's)
    Basic                 42,065       36,549      41,307       35,573
                      -----------  ----------- -----------  -----------
    Diluted               47,164         -         46,406         -
                      -----------  ----------- -----------  -----------

 The accompanying notes are an integral part of these financial statements.
                                     3

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                           to September  30, 2004

====================================================================================
                                                             Capital in
                                           Common Stock       Excess of Accumulated
                                       Shares       Amount    Par Value    Deficit
                                  -------------------------------------------------
Balance September 19, 2000                  -           -           -         -

Issuance of common stock for cash
 at $.001 - September 19, 2000      16,000,000      16,000          -         -

Issuance of common stock for web
 site - September 25, 2000 -
 Note 3                              6,000,000       6,000       19,000       -

Issuance of common stock for cash
 at  $.01 - October 10, 2000         5,000,000       5,000       44,810       -

Net operating loss for the period
 September 19, 2000 to December
 31, 2000                                -               -        -        (47,010)

Issuance of common stock for cash
 at $.0012 - January 2001            2,500,000       2,500          500       -

Net operating loss for the year
 ended December 31, 2001                    -            -           -     (11,639)

Issuance of common stock for cash
 at $.10 - net of offering costs
 - July 22, 2002                     5,098,500       5,099      405,735       -

Net operating loss for year
 ended December 31, 2002                    -           -            -    (389,097)

Issuance of common stock for
 services at $.04 - January
 through March 2003 - net of
 cancellations                       1,750,000       1,750       68,250       -

Issuance of common stock for
 expenses at $.02 - March
 27, 2003                              125,000         125        2,375       -

Issuance of common stock for
 cash at $.15 - May 30, 2003           200,000         200       29,800

Issuance of common stock for
 cash at $.023 - October
 20, 2003                            2,500,000       2,500       55,140       -

Issuance of common stock for
 expenses at $.01 - December
 2, 2003                               300,000         300        2,700           -

Return and cancellation of
 common stock - December 2003        (500,000)       (500)          500           -

Net operating loss for the year
 ended December 31, 2003                                                  (342,721)
                                  -------------------------------------------------
Balance December 31, 2003           38,973,500      38,974      628,810   (790,467)

Issuance of common stock for cash
 at $.015 - February 20, 2004        1,000,000       1,000       14,000        -

Issuance of common stock for
 expenses at $.03                    1,543,232       1,543       44,567        -

Issuance of common stock for
 expenses at $.02 - August
 25, 2004                            1,122,865       1,123       21,334        -

Net operating loss for the
 nine months ended September
 30, 2004                                 -             -           -      (87,787)
                                  -------------------------------------------------
Balance September  30,  2004        42,639,597    $ 42,640    $ 708,711  $(878,254)
                                  =================================================



 The accompanying notes are an integral part of these financial statements.
                                     5

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                       ( Development  Stage Company)
                    STATEMENT OF CASH FLOWS - unaudited
       For the Nine Months Ended September 30, 2004 and 2003 and the
    Period September 19, 2000 (Date of Inception) to September 30, 2004

===========================================================================
                                                              Sept 19, 2000
                                          Sept 30,    Sept 30,  to Sept 30,
                                            2004        2003         2004
                                       ----------- -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                              $  (87,787)  $(170,475)  $ (878,254)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities
   Depreciation and amortization            3,276       1,938       11,414
   Change in deposits                        (386)       -            (386)
   Change in accounts payable              52,424     101,695      246,376
   Issuance of capital stock for
     web site                                -           -          25,000
   Issuance of capital stock for
     services                              68,567       1,750      190,177
 Net Decrease in Cash From Operations      36,094     (65,092)    (405,673)
                                       ----------- -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Surety  deposit                             -           -         (25,000)
 Purchase of web site                        -           -          (5,027)
 Purchase of  land                        (52,100)       -        (131,500)
 Purchase of equipment                       -           -         (15,084)
                                       ----------- -----------  -----------
                                          (52,100)       -        (176,611)
                                       ----------- -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common
  stock                                    15,000        -         582,284
 Net Increase (Decrease) in Cash           (1,006)    (65,092)        -
                                       ----------- -----------  -----------
 Cash at Beginning of Period                1,006      90,601         -
                                       ----------- -----------  -----------
 Cash at End of Period                 $    -      $   25,509   $     -
                                       =========== ===========  ===========

 The accompanying notes are an integral part of these financial statements.
                                     6

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 2004

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

On February 13, 2003 the Company organized "Vogue Environmental Solutions, Inc"., a wholly owned subsidiary. The subsidiary has no assets or liabilities and no operations.

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


                OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             September 30, 2004

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

On September 30, 2004, the Company and its subsidiaries had a net operating loss available for carry forward of $878,254. The income tax benefit of approximately $263,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2024.

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

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk.
                                     8
                 OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             September 30, 2004

===========================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

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

Office Equipment
----------------

Office equipment is depreciated over 3 and 7 years using the straight line method.

          Cost                                      $ 15,084
          Less accumulated depreciation                7,472
                                                    --------
          Net                                          7,612
                                                    --------





                 OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             September 30, 2004

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

4.  ACQUISITION OF WEB SITE

On September 25, 2000 the Company acquired the web site and the domain name "officemanagers.net", (which was in the preliminary development stage) from Apex Resources, Inc.(an affiliate), by the issuance of 6,000,000 common shares of the Company, for the purpose of pursuing its business interest as outlined in note 1. The value of the web site was recorded at $25,000, the acquisition cost to Apex Resources Group, Inc., before the sale to the Company.

Costs of the preliminary development of the web site are expensed as incurred and costs of the application and post- implementation are capitalized and amortized over an estimated useful life of five years. The web site is fully developed and amortization started in 2003.

5.  LONG TERM NOTE PAYABLE

Arizona Land Corporation (subsidiary) is obligated under two installment sales contracts for the purchase of land. The payments due, under the contracts, are 180 monthly payments of $1,327, including interest of 11%.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, and affiliated companies (affiliated by common officers) have acquired 36% of the common stock issued.

The Company affiliates have made no interest demand loans to the Company of $123,794.


                 OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             September 30, 2004

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

During 2003, the Company issued 2,175,000 restricted common shares for services and 2,700,000 for cash.

During February 2004 the Company issued 1,000,000 restricted common shares for cash.

During June and September 2004 the Company issued 2,666,097 restricted common shares for expenses.

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

     General
     -------

     The primary business of Omega Ventures Group Inc., is to oversee the operations of its three wholly-owned subsidiaries:

     -    Western Gas Corporation
     -    Arizona Land Corporation
     -    Vogue Environmental Solutions, Inc.

     Western Gas Corporation
     -----------------------

     During the quarter, PB Energy Partners, the operator of the BB Gayle #1 gas notified the Company that the well at Manahuilla Creek in Goliad, Texas, had been drilled and perforated. The well did not prove to be of commercial value.

     Arizona Land Corporation
     ------------------------

     Arizona Land did not acquire any additional properties during the quarter. All funds available to Arizona Land during the quarter were used to reduce the balances owed on the properties currently owned by Arizona Land. As of September 30, 2004, Arizona Land is no longer delinquent on any of its properties.

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

     Results of Operations
     ---------------------

     During the period from inception, September 19, 2000, to September 30, 2004, the Company has generated no revenue. The Company does not expect to generate any material revenues through the third quarter of 2004.

     As of September 30, 2004, the Company had an accumulated deficit of $878,254 funded by paid-in capital. At September 30, 2004, the Company had total current liabilities of $195,470 compared to total current liabilities of $178,070 on September 30, 2003. These increases in accumulated deficit and total current liabilities are the result of increases in notes and accounts payable as well as increased borrowing from Company affiliates to fund operations in 2004 as compared to 2003.

     During the three and the nine months ended September 30, 2004, the Company spent $1,373 and $20,733 respectively in market development expenses compared to $6,484 and $84,630 respectively in the corresponding three and nine month periods ended September 30, 2003. The decrease in market development expenses is primarily the result of the Company having very limited resources to fund its operations and therefore, scaling back the number of employees and consultants hired by the Company. During the three and nine months ended September 30, 2004, the Company spent $6,806 and $46,424 respectively on administrative expenses compared to $32,100 and $84,011 respectively in the corresponding periods of 2003. Administrative expenses decreased in both the three and nine month periods ended September 30, 2004, compared to the same periods of 2003, primarily as a result of the reduction in the overall activity of the Company dictated by the Company's lack of funds. During the three and nine months ended September 30, 2004, the Company spent $1,900 and $25,150 respectively on exploration activities undertaken by Western Gas. The Company had no such expenses during the corresponding periods of 2003 because it had not yet formed Western Gas.

     During the three and nine months ended September 30, 2004, the Company realized net losses of $14,471 and $87,787 respectively compared to net losses of $53,519 and $170,475 respectively for the three and nine months ended September 30, 2003. The reduction in net loss in the three and nine months ended September 30, 2004, compared to September 30, 2004 is primarily the result of the Company scaling back its active operations as funds available to the Company have diminished.

     Liquidity and Capital Resources
     -------------------------------

     The Company has financed its operations mainly through the sale of its common stock and through loans from related parties. Since inception, the Company has been entirely dependent upon outside sources of financing for continuation of operations. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on acceptable terms or at all. As of September 30, 2004, the Company had no cash on hand. During the quarter, the Company issued 1,122,865 restricted common shares in satisfaction of expenses totaling $22,457. It is unclear at this time whether the Company will have sufficient funds to maintain operations through the fourth quarter of 2004.

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


Item 3.   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.
     -------------------------------------------------
     The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable periods specified by the SEC's rules and forms.

(b)  Changes in Internal Controls and Procedures.
     --------------------------------------------
     During the period covered by this quarterly report, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15) or 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


                        PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended September 30, 2004.

     In September the Company issued 1,122,865 restricted common shares to Olympus Capital Group, Inc., of funds advanced in the amount of $22,457 to cover Company expenses. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

     a.   Reports on Form 8-K

          None.

     b. Exhibits. The following exhibits are included as part of this report:

     Exhibit No.    Exhibit
     -----------    -------
     31.1           Certification of Principal Executive Officer pursuant
                    to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1           Certification pursuant to Section 906 of the Sarbanes-
                    Oxley Act of 2002.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                OMEGA VENTURES GROUP, INC.



November 22, 2004               /S/ John M. Hickey
                                --------------------------------------
                                John M. Hickey,
                                Principal Executive Officer



November 22, 2004               John Ray Rask
                                --------------------------------------
                                John Ray Rask, Principal Financial Officer




