Form 10KSB
period 2004-12-31
OMEGA VENTURES GROUP INC
filed 2005-04-15
CIK 741017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended:  December 31, 2004
                                 ---------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from ____________ to ___________

                     Commission File Number:  333-51180
                                             ----------


                        OMEGA VENTURES GROUP,  INC.
             --------------------------------------------------
             (Exact name of registrant as specified in charter)

     NEVADA                                                   87-0661638
(State or other jurisdiction of incorporation    (I.R.S. Employer I.D. No.)
 or organization)

136 East South Temple, Suite 1600, Salt Lake City, Utah             84111
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:  (801) 363-2599
                                                 ---------------

        Securities registered pursuant to section 12 (b) of the Act:

    Title of each class      Name of each exchange on which registered
         None                               None
    -------------------      -----------------------------------------

       Securities registered pursuant to section 12 (g ) of the Act:

                                    None
                              ---------------
                              (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    (1) Yes [x]   No [  ]                        (2)  Yes [x]   No [ ]

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

The aggregate market value of the issuer's voting stock held as of March 2, 2005, by non-affiliates of the issuer based on the average of the bid and asked prices of the stock on that day was approximately $2,402,680

As of March 2, 2005, the registrant had 49,354,332 shares of common stock issued and outstanding.

Transitional Small Business        Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference: None.


                             TABLE OF CONTENTS


         PART I
         ------
                                                                       Page

ITEM 1.  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . 3

ITEM 2.  DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . 7

ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . 7

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS . . . . . . . 8

         PART II
         -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . 8

ITEM 6.  PLAN OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . 9

ITEM 7.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . .11

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . .11

ITEM 8A. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . .11

ITEM 8B. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .12

         PART III
         --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF
         THE EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . . .12

ITEM 10.         EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . .14

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . .15

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . .16

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . .16

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . .17

         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .17




___________________________________________________________________________

                                   PART I
___________________________________________________________________________

                                  FORWARD
___________________________________________________________________________

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

                      ITEM 1.  DESCRIPTION OF BUSINESS


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



Business of the Company
-----------------------

     From inception through the fourth quarter of 2003, the Company sought to establish an online credit and collections professional referral service. The Company encountered numerous difficulties in implementing its referral service. These difficulties, coupled with a lack of funds and limited prospects for generating revenue, prompted the Company in the fourth quarter of 2003, to discontinue its efforts to pursue the development of its online credit and collections referral service.

     Since that time, the Company has primarily focused its efforts into the acquisition of interests in oil and gas projects and real estate. The Company has three wholly-owned subsidiaries: Western Gas Corporation; Arizona Land Corporation and Vogue Environmental Solutions, Inc.

     Western Gas Corporation
     -----------------------

     The Company has pursued its efforts to acquire interests in oil and gas prospects through its wholly-owned subsidiary Western Gas Corporation ("Western Gas"). Western Gas was incorporated in Nevada on September 5, 2003, for the purpose of acquiring and managing small percentage interests in a diversified portfolio of oil and gas projects throughout North America.

     On September 30 2003, Western Gas entered into a Participation Agreement with PB Energy USA, Inc., to participate in an oil and gas prospect on certain prospect lands in Goliad County, Texas ("Manahuilla Creek Field"). The Manahuilla Creek Field comprises 855 acres of leases subject to a 25% royalty. Under the leases, PB Energy is required to pay 100% of the costs of the first produced well to earn its 75% working interest. All subsequent development wells are subject to paying 75% of the costs.

     Under the Participation Agreement with PB Energy, Western Gas received a 2.5% participation interest share in the prospect for $7,500 and two cash calls for an additional $15,000 in total. Western Gas will have a net revenue share of 1.875% of 75% of test well upon completion.

     During the year the first well, "BB Gayle # 1," was drilled and perforated at the target level. Tests showed that the well was not of commercial value. Plans to perforate another zone have been put on hold by a vote of the participants in the project.

     Arizona Land Corporation
     ------------------------

     On November 24, 2003, the Company incorporated Arizona Land Corporation ("Arizona Land") in Nevada as a wholly-owned subsidiary. Based on the belief that as the baby-boomer generation retires they will seek to retire to warm climates, such as Florida and Arizona, Arizona Land was formed to acquire and manage land assets in Arizona. While Arizona Land may consider acquisition of all types of real estate, at this time, its primary focus is toward the acquisition of undeveloped acreage for investment purposes.

     In November 2003, the Arizona Land acquired three undeveloped lots, each 40 acres in size, in the Woodland Valley Ranch, located in Apache County in northern Arizona. These parcels are located about 12 miles northeast of St. Johns, Arizona. The Woodland Valley Ranch is located comprised of over 32,000 acres of virgin wilderness with elevations ranging from 5,900 feet to 6,800 feet above sea level. The Woodland Valley Ranch borders over 30,000 acres of Arizona State Trust lands. Arizona Land acquired the three lots for a total purchase price of $149,397. Arizona Land made a down payment on the properties of $7,640 and is required to make monthly payments beginning January 1, 2004, of $788 per month for 180 months. As of the date of this annual report, the current principal balance is approximately $152,847. Arizona Land acquired these parcels for investment purposes and has no present intent to develop or improve these properties.

     In January 2004, Arizona Land acquired 2 undeveloped lots, totaling 75 acres of real property, in Elk Valley Ranch. Elk Valley Ranch is near the Woodland Valley Ranch and is about 15 mile east of St. Johns, Arizona. Arizona Land purchased the lots for a total purchase price of $102,403, including a down payment of $5,210 and monthly payments of $540 for 180 months. As of the date of this annual report, the current principal balance on these lots is approximately $105,373. Arizona Land acquired these properties for investment purposes and has no present intent to develop or improve these parcels.

     As of December 31, 2004, the Company was in arrears on the payments for the properties owned by Arizona Land in the amount of $6,420.

     Arizona Land will continue to investigate other opportunities to acquire additional undeveloped acreage in the same geographical region. Given its limited cash resources, Arizona Land will continue to seek financing arrangements such as those used to acquire the Woodland and Elk Valley Ranch properties. Arizona Land, however, is not required to finance properties in this manner, and may rely on other means to acquire real estate interests, as management deems in the best interest of the Company. Arizona Land has no policy as to the number or amount of mortgages that may be placed on any one piece of property. Other than financial constraints, currently, there are no limitation on the amount Arizona Land may invest in any one property. Arizona Land's current emphasis in real estate acquisition is focused primarily on capital gain, not on income producing properties. At this time, Arizona Land does not intend to invest in real estate mortgages or securities or interests in other entities engaged in real estate activities.

     Subsequent to the end of the year, in January 2005, the Company entered into an agreement to purchase a commercial lot located in downtown Salt Lake City, Utah. The lot is approximately 1/3 of an acre in size.
The purchase price is $550,000. The Company paid an initial non-refundable deposit of $5,000, which was applied to the purchase price. Under the terms of the purchase agreement, the Company can pay the remaining balance of the purchase price on or before April 15, 2005, can make an additional $5,000 non-refundable payment to the seller to extend the Closing for an additional 90 days to July 14, 2005, or the Company can simply terminate the purchase agreement without incurring any further obligation to the seller. Should the Company decide to extend the Closing an additional 90 days by paying the additional $5,000, that amount will also be applied to reduce the purchase price, meaning the Company would be required to pay $540,000 at the Closing in July 2005. After extending the Closing, should the Company determine not to purchase the property, it can simply terminate the purchase agreement without incurring additional liability to the seller.


     The Company will continue to investigate other opportunities to acquire additional real estate in metropolitan areas. Given its limited cash resources, however, the Company will seek financing arrangements on any terms deemed to be in the best interest of the Company by management. The Company has no policies as to the number or amount of mortgages it may place on any one piece of property. Other than financial constraints, currently there are not limitations on the amount the Company may invest in any one property. The Company's current emphasis in real estate acquisition is focused primarily on capital gain, not on income producing properties. At this time, the Company does not intend to invest in real estate mortgages or securities or interests in other entities engaged in real estate activities.

     Vogue Environmental Solutions, Inc.
     -----------------------------------

     On February 13, 2003, the Company formed Vogue Environmental Solutions, Inc., a Nevada corporation, ("Vogue") as a wholly owned subsidiary to explore the animal waste management industry and to consult on and participate in the design, construction, production and marketing of animal waste digester systems. The Company retained the services of several engineers to assist it in the further exploration of the animal waste management industry and the development of a commercially viable anaerobic digester system. During the fourth quarter of 2003, the Company determined that it could not demonstrate a commercially viable anaerobic digester system and discontinued its efforts in this area.

     With the decision to discontinue development of an anaerobic digester, Vogue began a feasibility study of power generation through the use of wind generators during the fourth quarter of 2003 and the first quarter of 2004. Due to lack of available funds, however, Vogue discontinued its study during the second quarter 2004. Until such time as the Company has sufficient funding, it does not anticipate completing the feasibility study.

     Competition

     The Company and each of its subsidiaries operate in highly competitive industries. Most of the competition faced by the Company and its subsidiaries have greater financial resources, more experienced personnel, larger staffs and better developed relationships within their industries. Each of these factors makes it difficult for the Company and its subsidiaries to compete in their individual industries.

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

     Western Gas' oil and gas exploration and production operations are affected by state and federal regulation of oil and gas production, federal regulation of gas sold in interstate and intrastate commerce, state and federal regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or pro-ration unit and the amount of oil and gas available for sale, state and federal regulations governing the availability of adequate pipeline and other transportation and processing facilities, and state and federal regulation governing the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available gas pipeline in the areas in which Western Gas may conduct operations. State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies.

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

___________________________________________________________________________

                      ITEM 2.  DESCRIPTION OF PROPERTY
___________________________________________________________________________

     The Company's principal executive offices are located in approximately 1,500 square feet of office space in Salt Lake City, Utah under a lease that expires May 31, 2005. The Company pays approximately $3,800 a month in rent for this space.

     The Company, through its wholly-owned subsidiary Arizona Land, owns five parcels of undeveloped real estate in northern Arizona. Subsequent to December 31, 2004, the Company also entered into an agreement to purchase a commercial lot in downtown Salt Lake City, Utah. For more information regarding these properties please see Item 1. Description of Business above.

___________________________________________________________________________

                         ITEM 3.  LEGAL PROCEEDINGS
___________________________________________________________________________

     No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.


                                     7

___________________________________________________________________________

                ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                             SECURITIES HOLDERS
___________________________________________________________________________

     No matters were submitted to a vote of securities holders during the quarter ended December 31, 2004.

___________________________________________________________________________

                                  PART II

___________________________________________________________________________

               ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                            STOCKHOLDER MATTERS
___________________________________________________________________________

     The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol "OMGV." As of March 2, 2005, the Company had 244 holders of record holding 49,354,332 common shares. Of the issued and outstanding common stock, 16,533,062 are free trading, the remaining 22,821,270 are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission. The Company has never declared a dividend on its common shares.

     The published bid and ask quotations are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations may not reflect actual transactions.

                                        BID PRICES               ASK PRICES
                                 HIGH          LOW        HIGH          LOW

2004
----
Jan. 1 thru Mar. 31              .074         .028        .075         .03
Apr. 1 thru June 30              .062         .023        .065         .025
July 1 thru Sept. 30             .04          .025        .06          .026
Oct. 1 thru Dec. 31              .05          .035        .055         .038

2003
----
Jan. 1 thru Mar. 31              .43          .33         .45          .34
Apr. 1 thru June 30              .35          .12         .37          .12
July 1 thru Sept. 30             .145         .025        .16          .029
Oct.1 thru Dec. 31               .05          .028        .052         .03

     The foregoing information was obtained from the Research Library Department of Pink Sheets, LLC., 304 Hudson Street, 2nd Floor, New York, New York 1013.


     Recent Sales of Unregistered Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     During the quarter ended December 31, 2004, the Company issued the following securities that have not been registered pursuant to the Securities and Exchange Act of 1933.

     On October 7, 2004, the Company issued 350,000 restricted common shares to Stephen Golde for private transaction funding of $5,993. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from the registration requirements provided under
Section 4(2) of the Securities Act of 1933.

___________________________________________________________________________

                         ITEM 6. PLAN OF OPERATIONS
___________________________________________________________________________

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

     Source of Funds

     The Report of Independent Certified Public Accountants contains an opinion that the Company will need additional working capital to service its debt and fund its planned activities, which raises substantial doubt about the Company's ability to continue as a going concern. The Company has never generated revenue and it is unlikely the Company will realize any significant revenue during the first half of 2005, which also raises substantial doubt about the Company's ability to continue as a going concern. To continue operations, the Company will need to obtain funding from third parties. This funding may be sought by means of private equity or debt financing by the Company. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all. If the Company is unsuccessful in obtaining additional funding, the Company may be unable to continue operations as it has insufficient working capital necessary to meet its expenses and service its debt.





     Results of Operations

     During the period from inception, September 19, 2000, to December 31, 2004, the Company has not generated any revenue. The Company earned $90 in interest in the twelve months ended December 31, 2004. The Company does not expect to generate any material revenues during the first half of fiscal 2005.

     As of December 31, 2004, the Company had an accumulated deficit during development stage of 4911,391 funded by paid-in capital compared to an accumulated deficit of $790,467 on December 31, 2003. At December 31, 2004, the Company has total current liabilities of $320,971, compared to $178,070 on December 31, 2003. These increases in accumulated deficit and total current liabilities are the result of increases in notes and accounts payable, as well as increased borrowing from Cmpany affiliates to fund operations in 2004 as compared to 2003.

     During the year ended December 31, 2004, the Company spent $30,724 in market development expenses compared to $196,168 in the same period 2003. The decrease in market development expenses is primarily the result of the Company having very limited financial resources to fund its operations. During the twelve months ended December 31, 2004, the Company spent 52,134 in administrative expenses compared to $125, 934 in December 31, 2003.
This decrease in administrative expense is primarily the result of a reduction in the overall activity of the Company dictated by the Company's lack of funds. During the 2004 fiscal year, the Company incurred $25,150 in exploration expenses compared to $16,434, as the Company was more active in pursuing opportunities for the Company in the oil and gas industry.

     During the year ended December 31, 2004, the Company realized a net loss of $120,924 compared to $342,721 during fiscal 2003. This decrease in loss is primarily the result of the Company scaling back its active operations as funds available to the Company have diminshed.

     Liquidity and Capital Resources

     The Company has financed its operations mainly through the sale of its common stock and through loans from related parties. Since inception, the Company has been entirely dependent upon outside sources of financing for continuation of operations. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on acceptable terms or at all. During the year ended December 31, 2004, the Company borrowed $125,587 to fund operations from Apex Resources Group, Inc., a related party. As of December 31, 2004, the Company had cash on hand of $608. Subsequent to December 31, 2004, the Company agreed to sell 6,100,000 restricted common shares for $250,000 cash. The shares have been issued and delivered in escrow to be held until such time as the $250,000 is deposited into the escrow. At this time, it is unclear when, or if, the purchaser will, in fact, purchase the shares. It is unclear at this time whether the Company will have sufficient funds to maintain operations through fiscal 2005. Therefore, unless the Company is able to raise additional funding through the sell of equity or debt securities, it is unclear how long the Company may be able to continue operations.



                                     10


___________________________________________________________________________

                       ITEM 7.  FINANCIAL STATEMENTS
___________________________________________________________________________

     See Consolidated Financial Statements listed in the accompanying index to the Consolidated Financial Statements on Page F-1 herein.

___________________________________________________________________________

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                          AND FINANCIAL DISCLOSURE
___________________________________________________________________________


     On or about January 30, 2004, Sellers & Andersen, L.C., the Company's independent auditors merged with the accounting firm of Madsen & Associates, CPAs Inc. The board of directors of the Company engaged Madsen & Associates to prepare its audited financial statements for the year ended December 31, 2004. The Company has had no disagreements with Madsen & Associates or with its prior certified public accountants, Sellers and Andersen, L.C., with respect to accounting practices or procedures of financial disclosure nor had Sellers and Andersen, L.C., issued any adverse opinion or disclaimer of opinion, or modified as to uncertainty, audit scope or accounting principles any opinion it has issued.

___________________________________________________________________________

                     ITEM 8A.  CONTROLS AND PROCEDURES
___________________________________________________________________________


     The Company's principal executive officers and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

     The Certifying Officers have also indicated that there were no significant changes in the Company's internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses.

     Management, including the Certifying Officers, does not expect that the Company's disclosure controls or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.


                                       11


___________________________________________________________________________


                          ITEM 8B.  OTHER INFORMATION

___________________________________________________________________________

     None.

___________________________________________________________________________

                                    PART III

___________________________________________________________________________

           ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT
___________________________________________________________________________

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

Name                  Age     Term Served as
                              Director/Officer    Positions with the Company

John M. Hickey        63      January 2001        President
                              September 2000      Director

John Ray Rask         53      January 2001        Secretary/Treasurer
                              September 2000      Director

Robert Gill           25      May 2003            Vice President, Director

     The above individuals will serve as officers and/or directors. None of the officers or directors are related. A brief description of their positions, proposed duties and their background and business experience follows:


     John M. Hickey. Mr. Hickey became the President of the Company in January 2001. From 1995 to present Mr. Hickey has also worked for Apex Resources Group, Inc., a company engaged in the acquisition of interests in gas and oil properties and real estate interests. Mr. Hickey began with Apex Resources as the General Manager and currently serves as a director and Secretary of Apex Resources. Apex Resources is a reporting company.


                                       12


     John Ray Rask. Since the early 1980's Mr. Rask has been owner and operator of Ray's Income Tax Service, a company that specializes in bookkeeping and the preparation of income tax returns. Mr. Rask became the Company Secretary/Treasurer in 2001. Since 1996, Mr. Rask has also served in various capacities with Apex Resources Group, Inc. He is currently a director and the President of Apex Resources. Apex Resources is a reporting company.

     Robert Gill. Mr. Gill earned a Bachelors of Science degree from Simon Fraser University located in British Columbia majoring in Computing Science and minoring in business in June of 2003. Since 1996 Mr. Gill has owned and operated a web development and technical support company. Mr. Gill current works as a software engineer for Stockgroup Information. Mr. Gill is also a director of Apex Resources Group, Inc., a reporting company.

     Compliance with Section 16(a) of the Exchange Act

     Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities, Form 4 is to report changes in beneficial ownership. Form 5 is an annual statement of changes in beneficial ownership.

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears that certain officers and directors inadvertently failed to timely file a Form 4 during the fiscal year ended December 31, 2004. The Company expects these delinquent filings will be cured.

Code of Ethics

     The Company's Board of Directors has adopted a code of ethics that applies to all of the Company's officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. The code of ethics will be posted on the Company's website at www.omegaventuresgroup.com.



_______________________________________________________________________________

                        ITEM 10.  EXECUTIVE COMPENSATION
_______________________________________________________________________________

                           SUMMARY COMPENSATION TABLE


                                Long Term Compensation             Long Term            Compensation
                                                             Awards           Payouts

                                                     Restr                        All
Name &                                               icted              LTIP    Other
Principal                                   Compen   Stock  Options   Payout   Compen
Position           Year   Salary    Bonus   sation  Awards  /SARs #      ($)   sation
-------------------------------------------------------------------------------------
John Hickey        2004  $   -0-  $   -0-  $   -0- $   -0-      -0-  $   -0-  $   -0-
President and      2003   24,000      -0-      -0-     -0-      -0-      -0-      -0-
Director           2002   32,000      -0-      -0-     -0-      -0-      -0-      -0-


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

     The Company has no employment contracts with any of its employees.

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




                                     14

___________________________________________________________________________

         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                               AND MANAGEMENT

     The following table sets forth as of March 2, 2005, the name and number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 49,354,332 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

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


                              Amount of             Percentage
Name and Address              Beneficial Ownership  of Class
----------------              --------------------  -----------
Robert L. Card                      3,889,300            7.9%
Siam Oceanic Fund Ltd.
475 Howe Street, Suite 102
Vancouver, B.C. V6C 2B3

Robert Gill                           500,000            1.0%
1075 Groveland Road
West Vancouver, B.C. V7S 1Z3

John M. Hickey                      5,093,658           10.3%
1601-1415 West Georgia Street
Vancouver, B.C. V6G 3C8

John Ray Rask                       5,254,365           10.6%
Apex Resources Group, Inc.
610-800 West Pender Street
Vancouver, B.C. V6C 2V6

John Ray Rask                         668,835            1.4%
1909 Monroe Ave.
Butte, Montana 59701


Mavis L. Smith                      3,000,000            6.1%
Royce Enterprises
610-800 West Pender Street
Vancouver, B.C. V6C 2V6
---------------------------------------------------------------------------
All officers and directors
as a group (3 persons)             11,516,858           23.3%
--------------------------------------------------------------------------


     As the President of Apex Resources Group, Inc., Mr. Rask may be deemed to have voting and dispositive power over those shares and therefore may be deemed to be the beneficial owner of those shares.

     Mr. Hickey and Mr. Rask are officers and directors. Mr. Gill is a director.


                                     15

___________________________________________________________________________

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

___________________________________________________________________________

     During the year, Mr. John Hickey has made no interest demand loans to the Company in the amount of $6,960.

     During the year, Apex Resources Group, Inc., a related party through common management, has made no interest demand loans to the Company totaling $125,587.

                 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Reports on Form 8-K.

     None.

(b)  Exhibits.  The following exhibits are included as part of this report:

          Exhibit 14.1        Code of Ethics
          Exhibit 21.1        Subsidiaries
          Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                     16

___________________________________________________________________________

              ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
___________________________________________________________________________

     Audit Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of its annual financial statements, review of its financial statements included in its quarterly reports and other fees that are normally provided by the Company's accountant in connection with its audits during the fiscal years ended December 31, 2004 and 2003 were $9,210 and $6,765, respectively.

     Tax Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advices and tax planning for the fiscal years ended December 31, 2004 and 2003, were $250 and $225, respectively.

     Audit Committee

     The Company's directors serve as its audit committee and have pre-approved all of the above amounts billed to the Company prior to incurring the expenses associated therewith.



                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                   OMEGA VENTURES GROUP, INC.



Date: April 14, 2005               By: /S/ John M. Hickey
                                   --------------------------------------
                                           John M. Hickey, President



Date: April 14, 2005               By: /S/ John R. Rask, Secretary
                                   --------------------------------------
                                           John R. Rask



                                     17


MADSEN & ASSOCIATES,  CPA's  INC.                     684 East Vine St.  #3
Certified Public Accountants and Business Consultants    Murray, Utah 84107
                                                   Telephone 801-268-2632




Board of Directors
Omega Ventures Group, Inc.
Salt Lake City, Utah

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying the consolidated balance sheet of Omega Ventures Group, Inc. and subsidiaries (development stage company) at December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003 and the period September 19, 2000 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omega Ventures Group,
Inc. and subsidiaries at December 31, 2004   and the results of  operations
and  cash flows for the years ended December 31, 2004 and 2003   and the
period September 19, 2000 to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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


Salt Lake City, Utah
April 11, 2005

s/Madsen & Associates, CPA's Inc.

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                         CONSOLIDATED BALANCE SHEET
                             December 31, 2004

===========================================================================

ASSETS

CURRENT ASSETS
  Cash                                                          $       608
                                                                -----------
     Total Current Assets                                               608
                                                                -----------

FURNITURE AND EQUIPMENT - net of accumulated depreciation             6,772
                                                                -----------

OTHER ASSETS
  Surety deposit                                                     24,967
  Web site - net of accumulated amortization                          3,017
  Land                                                              131,500
                                                                -----------
                                                                    159,484
                                                                -----------
                                                                $   166,864
                                                                ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Notes payable - land                                          $   115,072
  Accounts payable - affiliates                                     125,587
  Accounts payable - related party                                    6,960
  Accounts payable                                                   73,352
                                                                -----------
     Total Current Liabilities                                      320,971
                                                                -----------

STOCKHOLDERS' DEFICIENCY
  Preferred stock
   100,000,000 shares authorized, at $.001 par value -
   none issued                                                          -
  Common stock
   400,000,000 shares authorized, at $.001 par value;
   42,989,597 shares issued and outstanding                          42,990
  Capital in excess of par value                                    714,294
  Deficit accumulated during the development stage                (911,391)
                                                                -----------

     Total Stockholders' Deficit                                  (154,107)
                                                                -----------
                                                                $   166,864
                                                                ===========

 The accompanying notes are an integral part of these financial statements.


                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Years Ended December 31, 2004 and 2003 and the period
        September 19, 2000 (Date of Inception) to December 31, 2004

===========================================================================

                                                              Sept 19, 2000
                                      Dec 31,        Dec 31,        to
                                         2004           2003   Dec 31, 2004
                                -------------  -------------  -------------
REVENUES                        $          90  $         183  $         273
                                -------------  -------------  -------------
EXPENSES
 Market development                    30,724        196,168        387,988
 Exploration                           25,150         16,434         41,584
 Development of web site -
   preliminary project stage            -               -            25,000
 Depreciation & amortization            4,368          4,368         10,322
 Administrative                        52,134        125,934        438,132
                                -------------  -------------  -------------
                                      112,376        342,904        903,026

NET LOSS - before other expenses    (112,286)      (342,721)      (902,753)
                                -------------  -------------  -------------
INTEREST EXPENSE                      (8,638)         -             (8,638)
                                -------------  -------------  -------------

NET LOSS                        $   (120,924)  $   (342,721)  $   (911,391)
                                =============  =============  =============

NET LOSS PER COMMON SHARE

 Basic and dilutive             $     -        $       (.01)
                                =============  =============

AVERAGE OUTSTANDING SHARES -
(stated in 1,000's)
 Basic                                 40,751         35,740
                                -------------  -------------
 Diluted                               45,850         40,839
                                -------------  -------------




 The accompanying notes are an integral part of these financial statements



                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        ( Development Stage Company)
               STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                           to December  31, 2004

=====================================================================================


                                                              Capital in
                                                Common Stock   Excess of  Accumulated
                                         Shares       Amount   Par Value      Deficit
                                    -----------  ----------- -----------  -----------
Balance September 19, 2000                   -            -          -            -
Issuance of common stock for cash
  at $.001 - September 19, 2000      16,000,000       16,000         -            -
Issuance of common stock for web
 site - September 25, 2000 - Note 3   6,000,000        6,000     19,000           -
Issuance of common stock for cash
 at  $.01 - October 10, 2000          5,000,000        5,000     44,810           -
Net operating loss for the period
 September 19, 2000 to December
 31, 2000                                   -            -           -       (47,010)
Issuance of common stock for cash
 at $.0012 - January 2001             2,500,000        2,500         500          -
Net operating loss for the year
 ended December 31, 2001                    -            -           -       (11,639)
Issuance of common stock for cash
 at $.10 - net of offering costs
  - July 22, 2002                     5,098,500        5,099     405,735          -
Net operating loss for year
 ended December 31, 2002                    -            -           -      (389,097)
Issuance of common stock for
 services at $.04 - January
 through March 2003 - net of
 cancellations                        1,750,000        1,750      68,250          -
Issuance of common stock for
 expenses at $.02 - March 27,
 2003                                   125,000          125       2,375          -
Issuance of common stock for cash
 at $.15 - May 30, 2003                 200,000          200      29,800          -
Issuance of common stock for cash
 at $.023 - October 20, 2003          2,500,000        2,500      55,140          -
Issuance of common stock for
 expenses at $.01 - December 2,
 2003                                   300,000          300       2,700          -
Return and cancellation of common
 stock - December 2003                (500,000)        (500)         500          -
Net operating loss for the year
 ended December 31, 2003                                                    (342,721)
                                    -----------  ----------- -----------  -----------
Balance December 31, 2003            38,973,500       38,974     628,810    (790,467)
Issuance of common stock for cash
 at $.015 - February 20, 2004         1,000,000        1,000      14,000          -
Issuance of common stock for
 expenses at $.03 - June 2, 2004      1,543,232        1,543      44,567          -
Issuance of common stock for
 expenses at $.02 - August 25, 2004   1,122,865        1,123      21,334          -
Issuance of common stock for
 expenses at $.017 - October 13,
 2004                                   350,000          350       5,583          -
Net operating loss for the year
 ended December 31, 2004                   -              -          -      (120,924)
                                    -----------  ----------- -----------  -----------
Balance December  31,  2004          42,989,597  $    42,990 $   714,294  $ (911,391)
                                    ===========  =========== ===========  ===========



 The accompanying notes are an integral part of these financial statements

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                       ( Development  Stage Company)
                   CONSOLIDATED  STATEMENTS OF CASH FLOWS
       For the Years Ended December 31, 2004 and 2003 and the Period
        September 19, 2000 (Date of Inception) to December 31, 2004

=====================================================================================
                                                                        Sept 19, 2000
                                                Dec 31,       Dec 31,         to
                                                 2004          2003      Dec 31, 2004
                                            ------------- ------------- -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net loss                                     $ (120,924)   $ (342,721)   $ (911,391)
 Adjustments to reconcile net loss to
   net cash provided by operating
   activities
     Depreciation & amortization                   4,368         4,368        10,322
     Change in accounts payable                   32,414       121,258       205,900
     Issuance of capital stock for web site        -             -            25,000
     Issuance of capital stock for services       74,500        75,500       150,000
                                            ------------- ------------- -------------
     Net Decrease in Cash From Operations         (9,642)     (141,595)     (520,169)
                                            ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Surety deposit                                       32          -          (24,968)
 Purchase of web site                               -             -           (5,027)
 Purchase land                                   (52,100)      (79,400)     (131,500)
 Purchase of equipment                              -                   -    (15,084)
                                            ------------- ------------- -------------
                                                 (52,068)      (79,400)     (176,579)
                                            ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Change in note payable                           46,312        68,760       115,072
 Net proceeds from issuance of common
   stock                                          15,000        87,640       582,284
                                            ------------- ------------- -------------
                                                  61,312       156,400       697,356
                                            ------------- ------------- -------------
     Net change in Cash                             (398)      (64,595)          608

     Cash at Beginning of Period                   1,006        65,601         -
                                            ------------- ------------- -------------
     Cash at End of Period                  $        608  $      1,006  $        608
                                            ============= ============= =============

NON CASH FLOWS FROM OPERATING ACTIVITIES
 Issuance of  6,000,000 common shares for
   web site - 2000                          $     25,000
 Issuance of 2,175,000 common shares for
   services - 2003                                75,500
                                            -------------
 Issuance of 3,016,097 common shares for
   services and expenses - 2004                   74,500
                                            -------------

 The accompanying notes are an integral part of these financial statements.


                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2004

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

On February 13, 2003 the Company organized "Vogue Environmental Solutions, Inc". a wholly owned subsidiary. Vogue has no assets or liabilities and no operations. On August 20, 2003 the Company organized "Western Gas Corporation" , a wholly owned subsidiary for the purpose of the acquisition and exploration of oil and gas leases. On November 24, 2003 the Company organized "Arizona Land Corporation" , a wholly owned subsidiary, for the purpose of engaging in land investment and development.

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

The dilutive common shares includes 5,098,500 shares that may be issued in the future.



                OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             December 31, 2004

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

On December 31, 2004, the Company and its subsidiaries had a net operating loss available for carry forward of $911,391. The income tax benefit of approximately $273,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2025.

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



                OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             December 31, 2004

===========================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Office equipment
----------------

Office equipment is depreciated over 3 and 7 years using the straight line method.

       Cost                                                $ 15,084
       Less accumulated depreciation                          8,312
                                                           --------
       Net                                                    6,772
                                                           ========


                OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             December 31, 2004

===========================================================================

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

5.  NOTES PAYABLE

The Company is obligated under two installment sale contracts for the purchase of land. The amount financed was $115,650 with 180 payments of $1,327.50, including interest of 11.14%. The payments were in arrears on December 31, 2004 by $6,420.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, and Apex Resources, Inc. (an affiliate by common officers) have acquired 27% of the common stock issued.

An officer has made no interest, demand loans to the Company of $6,960. A Company affiliate has made no interest, demand loans to the Company of $125,587.




                OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             December 31, 2004

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

During 2004 the Company issued 1,000,000 restricted common shares for $15,000 and 3,016,097 restricted common shares for services and expenses.

After December 31, 2004 the Company issued 6,100,000 restricted common shares for $250,000, net of issuance costs.

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