Form 10QSB
period 2005-03-31
OMEGA VENTURES GROUP INC
filed 2005-05-16
CIK 741017

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
   March 31, 2005                                            333-51180

                         OMEGA VENTURES GROUP, INC.
           (Exact name of registrant as specified in its charter)

                                   NEVADA
       (State or other jurisdiction of incorporation or organization)

                                 87-0661638
                    (I.R.S. Employer Identification No.)

       136 East South Temple, Suite 1600, Salt Lake City, Utah 84111
                  (Address of principal executive offices)

                               (801) 363-2599
            (Registrant's telephone number, including area code)

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

Common stock, par value $.001; 49,354,332 shares outstanding as of May 13,
2005


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS
                    March 31, 2005 and December 31, 2004

===========================================================================
                                                   unaudited      audited
                                                    Mar 31,       Dec 31,
                                                     2005          2004
                                                 ------------  ------------
                                   ASSETS
CURRENT ASSETS
 Cash                                            $      1,695  $        608
                                                 ------------  ------------
   Total Current Assets                                 1,695           608
                                                 ------------  ------------
FURNITURE AND EQUIPMENT - net of
 accumulated depreciation                               5,922         6,772
                                                 ------------  ------------
OTHER ASSETS
 Surety deposit                                        24,967        24,967
 Web site - net of accumulated amortization             2,767         3,017
 Deposit on land purchase                              10,000        -
 Land                                                 136,500       131,500
                                                 ------------  ------------
                                                      174,234       159,484
                                                 ------------  ------------
                                                 $    181,851  $    166,864
                                                 ============  ============
                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Notes payable - land                            $    118,236  $    115,072
 Accounts payable - affiliates                        120,933       125,587
 Accounts payable - related party                      34,405         6,960
 Accounts payable                                      70,727        73,352
                                                 ------------  ------------
   Total Current Liabilities                          344,301       320,971
                                                 ------------  ------------
STOCKHOLDERS' DEFICIENCY
 Preferred stock
  100,000,000 shares authorized, at $.001
  par value - none issued                                   -             -
 Common stock
  400,000,000 shares authorized, at $.001
  par value; 49,339,597 shares issued and
  outstanding                                          49,340        42,990
 Capital in excess of par value                       962,944       714,294
 Stock subscriptions receivable                     (250,000)         -
 Deficit accumulated during the development
  stage                                             (924,734)     (911,391)
                                                 ------------  ------------
   Total Stockholders' Deficit                      (162,450)     (154,107)
                                                 ------------  ------------
                                                 $    181,851  $    166,864
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     2
                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
             CONSOLIDATED STATEMENTS OF OPERATIONS - unaudited
     For the Three Months Ended March 31, 2005 and 2004 and the period
          September 19, 2000 (Date of Inception) to March 31, 2005

=====================================================================================
                                                                        Sept 19, 2000
                                             Mar 31,        Mar 31,           to
                                              2005           2004        Mar 31, 2005
                                          -------------  -------------  -------------
REVENUES                                  $     -        $     -         $        273
                                          -------------  -------------  -------------
EXPENSES
 Market development                             -                7,542        387,988
 Exploration                                    -               15,000         41,584
 Development of web site -
  preliminary project stage                     -              -               25,000
 Depreciation & amortization                      1,100          1,092         11,422
 Administrative                                   9,079          7,141        447,211
                                          -------------  -------------  -------------
                                                 10,179         30,775        913,205
                                          -------------  -------------  -------------
NET LOSS - before other expenses               (10,179)       (30,775)      (912,932)

INTEREST EXPENSE                                (3,164)        (1,915)       (11,802)
                                          -------------  -------------  -------------
NET LOSS                                  $    (13,343)  $    (32,690)  $   (924,734)
                                          =============  =============  =============
NET LOSS PER COMMON SHARE

 Basic and dilutive                       $      -       $      -

AVERAGE OUTSTANDING SHARES -
(stated in 1,000's)
 Basic                                           44,989         38,974
                                          -------------  -------------
 Diluted                                         50,088         44,073
                                          -------------  -------------



 The accompanying notes are an integral part of these financial statements
                                     3

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                             to March  31, 2005

=====================================================================================
                                                              Capital in
                                                Common Stock   Excess of  Accumulated
                                         Shares       Amount   Par Value      Deficit
                                    -----------  ----------- -----------  -----------
Balance September 19, 2000               -            -           -            -

Issuance of common stock for cash
 at $.001 - September 19, 2000       16,000,000       16,000      -            -

Issuance of common stock for web
 site - September 25, 2000 - Note 3   6,000,000        6,000      19,000       -

Issuance of common stock for cash
 at $.01 - October 10, 2000           5,000,000        5,000      44,810       -

Net operating loss for the
 period September 19, 2000 to
 December 31, 2000                       -            -           -          (47,010)
                                    -----------  ----------- -----------  -----------
Issuance of common stock for
 cash at $.0012 - January 2001        2,500,000        2,500         500       -

Net operating loss for the year
 ended December 31, 2001                 -            -          -           (11,639)

Issuance of common stock for
 cash at $.10 - net of offering
 costs - July 22, 2002                5,098,500        5,099     405,735       -

Net operating loss for year
 ended December 31, 2002                 -            -           -         (389,097)
                                    -----------  ----------- -----------  -----------
Issuance of common stock for
 services at $.04 - January
 through March 2003 - net of
 cancellations                        1,750,000        1,750      68,250           -

Issuance of common stock
 for expenses at $.02 - March
 27, 2003                               125,000          125       2,375            -

Issuance of common stock for
 cash at $.15 - May 30, 2003            200,000          200      29,800

Issuance of common stock for
 cash at $.023 - October 20,
 2003                                 2,500,000        2,500      55,140            -

Issuance of common stock for
 expenses at $.01 - December
 2, 2003                                300,000          300       2,700            -

      The accompanying notes are an integral part of these financial statements
                                          4

                     OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                             ( Development Stage Company)
                     STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
                For the Period September 19, 2000 (Date of Inception)
                                  to March  31, 2005

=====================================================================================
                                                              Capital in
                                                Common Stock   Excess of  Accumulated
                                         Shares       Amount   Par Value      Deficit
                                    -----------  ----------- -----------  -----------
Return and cancellation of
 common stock - December 2003         (500,000)        (500)         500            -

Net operating loss for the year
 ended December 31, 2003                                                    (342,721)
                                    -----------  ----------- -----------  -----------
Balance December 31, 2003            38,973,500       38,974     628,810    (790,467)

Issuance of common stock for cash
 at $.015 - February 20, 2004         1,000,000        1,000      14,000           -

Issuance of common stock for expenses
 at $.03 - June 2, 2004               1,543,232        1,543      44,567           -

Issuance of common stock for expenses
 at $.02 - August 25, 2004            1,122,865        1,123      21,334           -

Issuance of common stock for expenses
   at $.017 - October 13, 2004          350,000          350       5,583           -

Net operating loss for the year
   ended December 31, 2004               -            -           -         (120,924)
                                    -----------  ----------- -----------  -----------
Balance December  31,  2004 -
 audited                             42,989,597       42,990     714,294    (911,391)

Issuance of common stock for
 expenses at $.02 - March 2005          250,000          250       4,750            -

Issuance of common stock for
 subscription receivable - net
 of cost - March 2005                 6,100,000        6,100     243,900            -

Net operating loss for the three
 months ended March 31, 2005                 -             -          -      (13,343)
                                    -----------  ----------- -----------  -----------

Balance March 31, 2005 - unaudited   49,339,597  $    49,340 $   962,944  $ (924,734)
                                    ===========  =========== ===========  ===========





 The accompanying notes are an integral part of these financial statements

                                     5

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                       ( Development  Stage Company)
             CONSOLIDATED STATEMENTS OF CASH FLOWS - unaudited
    For the Three Months Ended December 31, 2005 and 2004 and the Period
          September 19, 2000 (Date of Inception) to March 31, 2005

=====================================================================================
                                                                        Sept 19, 2000
                                             Mar 31,        Mar 31,           to
                                              2005           2004        Mar 31, 2005
                                          -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                 $    (13,343)  $    (32,690)  $   (924,734)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities
   Depreciation & amortization                    1,100          1,092         11,422
   Change in accounts payable                    23,330         15,895        229,230
   Issuance of capital stock for web site        -              -              25,000
   Issuance of capital stock for services         5,000         -             155,000
                                          -------------  -------------  -------------
   Net Decrease in Cash From Operations          16,087       (15,703)      (504,082)

CASH FLOWS FROM INVESTING ACTIVITIES
 Surety deposit                                 -               -            (24,968)
 Purchase of web site                           -               -             (5,027)
 Purchase land and deposit                     (15,000)         -           (146,500)
 Purchase of equipment                           -              -            (15,084)
                                          -------------  -------------  -------------
                                               (15,000)         -           (191,579)
                                          -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Change in note payable                          -              -             115,072
 Net proceeds from issuance of common
  stock                                          -              15,000        582,284
                                                 -              15,000        697,356
                                          -------------  -------------  -------------
   Net change in Cash                             1,087          (703)          1,695

   Cash at Beginning of Period                      608          1,005         -
                                          -------------  -------------  -------------
   Cash at End of Period                  $       1,695  $         302  $       1,695
                                          =============  =============  =============

NON CASH FLOWS FROM OPERATING ACTIVITIES
 Issuance of  6,000,000 common shares for
  web site - 2000                         $      25,000
                                          -------------
 Issuance of 2,175,000 common shares for
  services - 2003                                75,500
                                          -------------
 Issuance of 3,016,097 common shares for
  services and expenses - 2004                   74,500
                                          -------------
 Issuance of 250,000 common shares for
  expenses - 2005                                 5,000
                                          -------------

 The accompanying notes are an integral part of these financial statements.
                                     6

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               March 31, 2005

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

                 OMEGA VENTURES GROUP, INC. AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               March 31, 2005

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

On March 31, 2005, the Company and its subsidiaries had a net operating loss available for carry forward of $924,734. The income tax benefit of approximately $277,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2026.

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

                 OMEGA VENTURES GROUP, INC. AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               March 31, 2005

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

Office equipment
----------------
Office equipment is depreciated over 3 and 7 years using the straight line method.

          Cost                                        $ 15,084
          Less accumulated depreciation                  9,162
               Net                                       5,922
                                                      --------

                  OMEGA VENTURES GROUP, INC. AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               March 31, 2005

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

5.  NOTES PAYABLE

The Company is obligated under two installment sales contracts for the purchase of land. The amount financed was $115,650 with 180 payments of $1,327.50, including interest of 11.14%. The payments were in arrears on March 31, 2005.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, and Apex Resources, Inc. (an affiliate by common officers) have acquired 27% of the common stock issued.

An officer has made no interest, demand loans to the Company of $6,960. A Company affiliate has made no interest, demand loans to the Company of $120,933.

                 OMEGA VENTURES GROUP, INC. AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               March 31, 2005

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

During the first quarter 2005 the Company issued 250,000 restricted common shares at $.02 for expenses and 6,100,000 restricted common shares for stock subscriptions receivable of $250,000.

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

9.  SUBSEQUENT EVENTS

During the quarter ended March 31, 2005 the Company entered into two contracts for the purchase of land for $1,350,000. The terms include earnest money deposits of $10,000, which was advanced to the Company by an officer, and the balance due on various closing dates to be determined.

Item 2.  Plan of Operations

     This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. Actual results may differ materially depending on a variety of factors. For a complete understanding, this Plan of Operations should be read in conjunction with Part I- Item 1. Financial Statements to this Form 10-QSB.

General

     The primary business of Omega Ventures Group Inc., is to oversee the operations of its three wholly-owned subsidiaries:

     -    Western Gas Corporation
     -    Arizona Land Corporation
     -    Vogue Environmental Solutions, Inc.

    Western Gas Corporation

     Due to a lack of funds, Western Gas did not engage in any exploration activities during the quarter ended March 31, 2005.

     Arizona Land Corporation

     On February 23, 2005, the Company entered into an agreement to purchase real property, zoned for commercial use in Scottsdale, Arizona, from an unrelated third party. The purchase price is $800,000. The Company made an initial earnest money non-refundable deposit of $5,000, which was applied to the purchase price. Under the terms of the purchase contract, the Company is required to make an additional earnest money payment by no later than May 22, 2005. The seller has agreed to carryback the remaining $700,000 balance of the purchase price for a period of 12 months at an annual interest rate of 3.25%. The purchase is contingent on the seller and the Company meeting completing certain activities prior to closing.


     Subsequent to the quarter end, on April 15, 2005, the Company paid an additional $5,000 non-refundable payment to extend the closing on the commercial lot in Salt Lake City, Utah, to July 14, 2005.

     As of March 31, 2005, Arizona Land is in arrears on its monthly payments on its three undeveloped lots in Woodland Valley Ranch and its two undeveloped lots in Elk Valley Ranch in the approximate amount of $6,400.

     Vogue Environmental Solutions, Inc.

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

     Note 8 of the notes to the unaudited consolidated financial statements states that the Company will need additional capital to service its debt and funds it planned activities, which raises substantial doubt about the Company's ability to continue as a going concern. The Company has never generated revenue and it is unlikely the Company will realize any significant revenue during 2005, which raises substantial doubt about the Company's ability to continue as a going concern. To continue operations, the Company will need to obtain funding from third parties. This funding may be sought by means of private equity or debt financing by the Company. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all. If the Company is unsuccessful in obtaining additional funding, the Company may be unable to continue operations as it has insufficient working capital necessary to meet its expenses and service its debt.

Results of Operations

     During the period from inception, September 19, 2000, to September 30, 2004, the Company has generated no revenue. The Company does not expect to generate any material revenues through the remainder of 2005.

     As of March 31, 2005, the Company had an accumulated deficit of $924,734 funded by paid-in capital. At March 31, 2005, the Company had total current assets of $1,695 and total current liabilities of $344,301 compared to total current assets of $608 and total current liabilities of $320,971 on December 31, 2004. The primary factor contributing the increases in accumulated deficit and total current liabilities is the result of $27,445 increase in accounts payable to a related party during the first quarter 2005.

     During the three months ended March 31, 2005, the Company incurred no expenses for market development or exploration, compared to $7,542 and $15,000 respectively in market development and exploration during the three months ended March 31, 2005. These decreases in market development and exploration expenses was primarily the result of the Company having very limited resources to fund its operations and therefore, eliminating all such expenses during the quarter. During the three months ended March 31, 2005, depreciation and amortization was essentially unchanged from the three months ended March 31, 2004. Administrative expenses increased 27% to $9,079 for the three months ended March 31, 2005 compared to the same period 2004. Other than its officers, the Company has no employees. Rather, the Company hires consultants and others to provide the services its needs. This increase in administrative expenses is primarily attributable to the increased expenses incurred by the Company in connection with investigating and negotiating the acquisitions of real property in Salt Lake City, Utah during the first quarter 2005.

     During the three months ended March 31, 2005, the Company realized interest a net loss of $13,343 compared to net losses of $32,690 for the three months ended March 31, 2004. The reduction in net loss during the three months ended March 31, 2005, is primarily the result of the Company scaling back its active operations as funds available to the Company have diminished.

Liquidity and Capital Resources

     The Company has financed its operations mainly through the sale of its common stock and through loans from related parties. Since inception, the Company has been entirely dependent upon outside sources of financing for continuation of operations. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on acceptable terms or at all. As of March 31, 2005, the Company had cash on hand of $1,695. During the quarter, the Company issued 250,000 restricted common shares in satisfaction of expenses totaling $5,000. The Company also issued 5,000,000 shares for stock subscriptions receivable of $250,000. As of March 31, 2005, the Company has not received any of the funds for the stock subscriptions. The 5,000,000 shares are being held in escrow to be released as funds are received. It is unclear at this time whether the Company will have sufficient funds to maintain operations through the second quarter of 2005.

     As discussed above, the Company has exhausted the funds raised in its initial public offering, and all funds subsequently raised in private placement transactions. Moreover, it is unlikely the Company will realize material revenue from the operations of any of its subsidiaries in through the remainder of 2005. Therefore, unless the Company is able to raise additional funding through the sell of equity or debt securities, it is unclear how long the Company may be able to continue operations.

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

      Management, including the Certifying Officers, does not expect that the Company's disclosure controls or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
                                     14
PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended March 31, 2005.

      On January 4, 2005, the Company received subscriptions for 5,000,000 shares of its common stock pursuant to a private placement of Company stock to two parties. The shares were issued without registration pursuant to the exemptions from registration provided under Regulation S of the Securities Act of 1933. The subscriptions were for $.05 per share, with total proceeds to be received of $250,000. As of March 31, 2005, the 5,000,000 shares have been issued and are being held in escrow awaiting receipt of funds. As of March 31, 2005, no funds had been received by the Company. The Company did not offer any of these shares to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will it engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

      On January 4, 2005, the Company issued 1,100,000 restricted common shares to three individuals as a finder's fee in connection with the above referenced private placement. The shares were issued without registration pursuant to the exemptions from registration provided under Regulation S of the Securities Act of 1933. The Company did not offer these shares to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the Company negotiated to issue shares as a finders' fee, the Company reasonably believed the finders were outside of the United States and were not U.S. Persons. The Company has not nor will it engage in any "Directed Selling Efforts" and reasonably believes the finders have not nor will engage in any "Directed Selling Efforts". The Company reasonably believed the finders acquired the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

     On January 25, 2005, the Company issued 250,000 restricted common shares to two individuals for services rendered in connection with the purchase of certain real property in Salt Lake City, Utah. The shares were valued at $0.02 per share. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

A. Reports on Form 8-K

          None.



                                     15

B. Exhibits.  The following exhibits are included as part of this report:

     Exhibit No.    Exhibit

     31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

























                                     16


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                              OMEGA VENTURES GROUP, INC.



May 13, 2005                  /S/ John M. Hickey
                              --------------------------------------------
                              John M. Hickey, Principal Executive Officer



May 13, 2005                  /S/ John R. Rask
                              --------------------------------------------
                              John R. Rask, Principal Financial Officer












                                     17