Form 10QSB
period 2005-06-30
OMEGA VENTURES GROUP INC
filed 2005-08-19
CIK 741017

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
   June 30, 2005                                              333-51180

                         OMEGA VENTURES GROUP, INC.
                  ----------------------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                               -------------
       (State or other jurisdiction of incorporation or organization)

                                 87-0661638
                                ------------
                    (I.R.S. Employer Identification No.)

       136 East South Temple, Suite 1600, Salt Lake City, Utah 84111
      ---------------------------------------------------------------
                  (Address of principal executive offices)

                               (801) 363-2599
                              ---------------
            (Registrant's telephone number, including area code)

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

Common stock, par value $.001; 49,354,332 shares outstanding as of August
15, 2005
                       PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        (Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS
                    June 30, 2005 and December 31, 2004

                                                  (unaudited)
                                                      Jun 30,       Dec 31,
                                                         2005          2004
                                                 ------------  ------------
                                   ASSETS
CURRENT ASSETS
 Cash                                            $     1,601   $       608
                                                 ------------  ------------
   Total Current Assets                                1,601           608
                                                 ------------  ------------

FURNITURE AND EQUIPMENT -
 net of accumulated depreciation                       5,072         6,772
                                                 ------------  ------------
OTHER ASSETS
 Surety deposit                                       24,967        24,967
 Web site - net of accumulated amortization             -            3,017
 Deposit on land purchase                             10,000          -
 Land                                                131,500       131,500
                                                 ------------  ------------
                                                     166,467       159,484
                                                 ------------  ------------
                                                 $   173,140   $   166,864
                                                 ============  ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Notes payable   land                            $   116,456   $   115,072
 Accounts payable - affiliates                       120,933       125,587
 Accounts payable - related party                     16,960         6,960
 Accounts payable                                     92,097        73,352
                                                 ------------  ------------
   Total Current Liabilities                         346,446       320,971
                                                 ------------  ------------

STOCKHOLDERS' DEFICIENCY
 Preferred stock
  100,000,000 shares authorized, at $.001 par
   value - none issued                                  -             -
 Common stock
  400,000,000 shares authorized, at $.001
  par value; 49,339,597 shares issued and
  outstanding on June 30, 2005                        49,340        42,990
 Capital in excess of par value                      962,944       714,294
 Stock subscriptions receivable                     (250,000)         -
 Deficit accumulated during the development
  stage                                             (935,590)     (911,391)
                                                 ------------  ------------
   Total Stockholders' Deficit                      (173,306)     (154,107)
                                                 ------------  ------------
                                                 $   173,140   $   166,864
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements


                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        (Development Stage Company)
                   STATEMENT OF OPERATIONS - (unaudited)
     For the Three and Six Months Ended June 30, 2005 and 2004 and the
       Period September 19, 2000 (Date of Inception) to June 30, 2005


                         Three Months                  Six Months          Sept 19,
                     Jun 30,      Jun 30,       Jun 30,       Jun 30,      2000 to
                     2005          2004          2005          2004      Jun 30, 2005
                  ------------ ------------  ------------  ------------  ------------
REVENUES          $      -     $      -       $     -      $    -        $      -
                  ------------ ------------  ------------  ------------  ------------

EXPENSES
 Market
  development           -           11,818          -           19,360       387,988
 Depreciation &
  amortization          1,100        1,092         2,200         2,184        12,522
 Administrative         6,536       18,153        15,615        25,294       453,747
 Exploration            -            8,250          -           23,250        41,584
 Development of
  web site -
  preliminary
  project stage          -            -             -             -           25,000
                  ------------ ------------  ------------  ------------  ------------
NET LOSS - before
other expense          (7,636)     (39,313)      (17,815)      (70,088)     (920,841)

OTHER EXPENSE
 Interest income         -              95          -               95           273
 Interest expense      (3,220)      (1,408)       (6,384)       (3,323)      (15,022)
                  ------------ ------------  ------------  ------------  ------------
NET LOSS          $   (10,856) $   (40,626)  $   (24,199)  $   (73,316)  $  (935,590)
                  ============ ============  ============  ============  ============

NET LOSS PER
COMMON SHARE
 Basic             $     -      $     -       $     -        $    -

AVERAGE OUTSTANDING SHARES
(stated in 1,000's)
 Basic                 49,340       40,492        46,165        39,853
 Diluted               54,439       45,591        51,264        44,952





 The accompanying notes are an integral part of these financial statements

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        (Development Stage Company)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                             to June  30, 2005

                                                            Capital in
                                       Common Stock          Excess of   Accumulated
                                  Shares         Amount      Par Value      Deficit
                               ------------  ------------  ------------  ------------
Balance September 19, 2000               -             -            -          -

Issuance of common stock for
 cash at $.001 - September
 19, 2000                        16,000,000        16,000         -            -
Issuance of common stock for
 web site - September 25,
 2000 - Note 3                    6,000,000         6,000       19,000          -
Issuance of common stock for
 cash at  $.01 - October 10,
 2000                             5,000,000         5,000       44,810           -
Net operating loss for the
 period September 19, 2000
 to December 31, 2000                     -             -           -       (47,010)
Issuance of common stock for
 cash at $.0012 - January 2001    2,500,000         2,500           500           -
Net operating loss for the year
 ended December 31, 2001                 -              -            -       (11,639)
Issuance of common stock for
 cash at $.10 - net of offering
 costs - July 22, 2002            5,098,500         5,099       405,735            -
Net operating loss for year
 ended December 31, 2002                 -             -             -      (389,097)
Issuance of common stock for
 services at $.04 - January
 through March 2003 - net of
 cancellations                    1,750,000         1,750        68,250            -
Issuance of common stock for
 expenses at $.02 - March 27,
 2003                               125,000           125         2,375             -
Issuance of common stock for
 cash at $.15 - May 30, 2003        200,000           200        29,800
Issuance of common stock for
 cash at $.023 - October 20,
 2003                             2,500,000         2,500        55,140             -
Issuance of common stock for
 expenses at $.01 - December
 2, 2003                            300,000           300         2,700             -
Return and cancellation of
 common stock - December 2003     (500,000)         (500)           500             -
Net operating loss for the year
 ended December 31, 2003                                                    (342,721)
                               ------------  ------------  ------------  ------------
Balance December 31, 2003        38,973,500        38,974       628,810     (790,467)




 The accompanying notes are an integral part of these financial statements

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        (Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
           For the Period September 19, 2000 (Date of Inception)
                             to June  30, 2005


                                                            Capital in
                                       Common Stock          Excess of   Accumulated
                                  Shares         Amount      Par Value      Deficit
                               ------------  ------------  ------------  ------------

Issuance of common stock for
 cash at $.015 - February 20,
 2004                             1,000,000         1,000        14,000            -
Issuance of common stock for
 expenses at $.03 - June 2,
 2004                             1,543,232         1,543        44,567            -
Issuance of common stock for
 expenses at $.02 - August 25,
 2004                             1,122,865         1,123        21,334            -
Issuance of common stock for
 expenses at $.017 - October
 13, 2004                           350,000           350         5,583            -
Net operating loss for the year
 ended December 31, 2004              -             -             -         (120,924)
                               ------------  ------------  ------------  ------------
Balance December  31,  2004 -
audited                          42,989,597        42,990       714,294     (911,391)

Issuance of common stock for
 expenses at $.02 - March 2005      250,000           250         4,750             -
Issuance of common stock for
 subscription receivable - net
 of cost - March 2005             6,100,000         6,100       243,900             -
Net operating loss for the six
 months ended June 30, 2005              -              -            -       (24,199)
                               ------------  ------------  ------------  ------------
Balance June 30, 2005 -
 unaudited                      49,339,597   $    49,340   $   962,944   $  (935,590)
                               ============  ============  ============  ============


 The accompanying notes are an integral part of these financial statements

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        (Development Stage Company)
             CONSOLIDATED STATEMENTS OF CASH FLOWS - unaudited
       For the Six Months Ended June 30, 2005 and 2004 and the Period
          September 19, 2000 (Date of Inception) to June 30, 2005


                                                                   Sept 19, 2000
                                           Jun 30,       Jun 30,     to Jun 30,
                                            2005          2004          2005
                                        ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                 $ (24,199)    $ (73,316)   $ (935,590)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities
   Depreciation & amortization                2,200         2,184        12,522
   Change in deposits                          -             (386)         -
   Change in web site                         2,517          -            2,517
   Change in accounts payable                25,475        57,015       231,375
   Issuance of capital stock for web site      -             -           25,000
   Issuance of capital stock for services     5,000        46,110       155,000
                                        ------------  ------------  ------------
Net Decrease in Cash From Operations         10,993        31,607      (509,176)
                                        ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Surety deposit                                -             -          (24,968)
 Purchase of web site                          -             -           (5,027)
 Purchase land and deposit                  (10,000)      (52,100)     (141,500)
 Purchase of equipment                         -             -          (15,084)
                                        ------------  ------------  ------------
                                            (15,000)      (52,100)     (186,579)
                                        ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Change in note payable                        -             -          115,072
 Net proceeds from issuance of common
  stock                                        -           20,117       582,284
                                        ------------  ------------  ------------
                                               -           20,117       697,356
                                        ------------  ------------  ------------
   Net change in Cash                           993          (376)        1,601

   Cash at Beginning of Period                  608         1,006          -
                                        ------------  ------------  ------------
   Cash at End of Period                $     1,601   $       630   $     1,601
                                        ============  ============  ============

NON CASH FLOWS FROM OPERATING ACTIVITIES
 Issuance of  6,000,000 common shares
  for web site - 2000                   $    25,000
                                        ------------
 Issuance of 2,175,000 common shares
  for services - 2003                        75,500
                                        ------------
 Issuance of 3,016,097 common shares
  for services and expenses - 2004           74,500
                                        ------------
 Issuance of 250,000 common shares for
  expenses - 2005                             5,000
                                        ------------

 The accompanying notes are an integral part of these financial statements.

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        (Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 2005

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

The Company was organized for the purpose of acquiring and developing a web site on the World Wide Web devoted exclusively to office managers for the purpose of delivering office products and related professional services over the internet, however, the activity was discontinued in June 2005.

On February 13, 2003 the Company organized "Vogue Environmental Solutions, Inc". a wholly owned subsidiary. Vogue has no assets or liabilities and no operations. On August 20, 2003 the Company organized "Western Gas Corporation", a wholly owned subsidiary for the purpose of the acquisition and exploration of oil and gas leases. On November 24, 2003 the Company organized "Arizona Land Corporation", a wholly owned subsidiary, for the purpose of engaging in land investment and development.

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

The dilutive common shares include 5,098,500 shares that may be issued in the future.


                 OMEGA VENTURES GROUP, INC.  AND SUBSIDIARY
                        (Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               June 30, 2005

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

On June 30, 2005, the Company and its subsidiaries had a net operating loss available for carry forward of $935,590. The income tax benefit of approximately $281,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2026.

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


                 OMEGA VENTURES GROUP, INC.  AND SUBSIDIARY
                        (Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               June 30, 2005

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

Office equipment
----------------

Office equipment is depreciated over 3 and 7 years using the straight line method.

      Cost                                                $  15,084
      Less accumulated depreciation                          10,012
                                                          ----------
           Net                                                5,072
                                                          ----------



                 OMEGA VENTURES GROUP, INC.  AND SUBSIDIARY
                        (Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               June 30, 2005


3.  OIL AND GAS LEASES

During August 2003 Western Gas Corporation (subsidiary) acquired an undivided 2.5% working interest, with a 1.875% net revenue in a 75% interest, in an oil and gas lease known as "Mana Huilla Creek Prospect" located in Goliad County, Texas.

The lease has not been proven and therefore all costs for acquisition and exploration have been expensed.

4.  NOTES PAYABLE

The Company is obligated under two installment sales contracts for the purchase of land. The amount financed was $115,650 with 180 payments of $1,327.50, including interest of 11.14%. The amounts shown in the balance sheet includes principal and accrued interest to June 30, 2005. The payments are in arrears on June 30, 2005.

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, and Apex Resources, Inc. (an affiliate by common officers) have acquired 27% of the common stock issued.

Related parties have made no interest, demand loans to the Company of $16,960.

A Company affiliate has made no interest, demand loans to the Company of $120,933.

6.  CAPITAL STOCK

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


                 OMEGA VENTURES GROUP, INC.  AND SUBSIDIARY
                        (Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               June 30, 2005

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

8.  SUBSEQUENT EVENTS

During the quarter ended March 31, 2005 the Company entered into two contracts for the purchase of land for $550,000. The terms include earnest money deposits of $10,000, which was advanced to the Company by an officer, and the balance due on various closing dates to be determined.



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


General
-------

     The primary business of Omega Ventures Group Inc., is to oversee the operations of its three wholly-owned subsidiaries:

     -    Western Gas Corporation
     -    Arizona Land Corporation
     -    Vogue Environmental Solutions, Inc.


     Western Gas Corporation
     -----------------------

     Due to a lack of funds, Western Gas did not engage in any exploration activities during the quarter ended June 30, 2005.

     Arizona Land Corporation
     ------------------------

     On February 23, 2005, the Company entered into an agreement to purchase real property, zoned for commercial use in Scottsdale, Arizona, from an unrelated third party. The purchase price is $800,000. The Company made an initial earnest money non-refundable deposit of $5,000, which was to be applied to the purchase price. After entering the agreement, the parties agreed not to proceed with the transaction and the seller returned the Company's initial earnest money deposit.

     On April 15, 2005, the Company paid an additional $5,000 non-refundable payment to extend the closing on the commercial lot in Salt Lake City, Utah, to September 2005.

     As of March 31, 2005, Arizona Land is in arrears on its monthly payments on its three undeveloped lots in Woodland Valley Ranch and its two undeveloped lots in Elk Valley Ranch in the approximate amount of $7,986.

     Vogue Environmental Solutions, Inc.
     -----------------------------------

     Due to a lack of funds, Vogue Environmental Solutions did not engage in active operations during the quarter.




Source of Funds
---------------

     Because the Company is not currently generating revenue from its limited operating activities, it is dependent upon loans from related parties and private sales of its securities to fund its operations.

     NOTE 7 OF THE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS states that the Company will need additional capital to service its debt and fund its planned activities, which raises substantial douct about the Company's ability to continue as a going concern. The Company has never generated revenue and it is unlikely the Company will realize any significant revenue during 2005, which raises substantial doubt about the Company's ability to continue as a going concern. To continue operations, the Company will need to obtain funding from third parties. This funding may be sought by means of private equity or debt financing by the Company. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all. If the Company is unsuccessful in obtaining additional funding, the Company may be unable to continue operations as it has insufficient working capital necessary to meet its expenses and service its debt.


Results of Operations
---------------------

     During the period from inception, September 19, 2000, to June 30, 2005, the Company has generated no revenue. The Company does not expect to generate any material revenues through the remainder of 2005.

     As of June 30, 2005, the Company had an accumulated deficit of $935,590 funded by paid-in capital. At June 30, 2005, the Company had total current assets of $1,601 and total current liabilities of $351,446 compared to total current assets of $608 and total current liabilities of $320,971 on December 31, 2004. The primary factors contributing the increase in accumulated deficit and total current liabilities are increases in notes payable for the purchase of land and accounts payable to related and unrelated parties during the six months ended June 30, 2005.


     Comparison of the three months ended June 30, 2005 and 2004
     -----------------------------------------------------------

     During the three months ended June 30, 2005, the Company incurred operating expenses of $7,636 compared to $39,113 during the three months ended June 30, 2004. This decrease in operating expenses was primarily attributable to the fact that the Company had no funds with which to operate during the second quarter 2005. During the three months ended June 30, 2005, the Company incurred no expenses for market development or exploration, compared to $11,818 during the three months ended June 30, 2005. During the second quarter 2005, the Company incurred $6,536 in administrative expenses, compared to $18,153 in the second quarter 2004. Also during the second quarter 2004, the Company incurred $8,250 in exploration expenses. The Company had no similar expense in the second quarter 2005. As a result of its land acquisitions, the Company incurred $3,220 in interest expense in the second quarter 2005, compared to $1,408 in the second quarter 2004. These overall reductions in expenses resulted in a net loss during the three months ended June 30, 2005 of $10,856, compared to a net loss in the three months ended June 30, 2004 of $39,313. The Company anticipates its expenses and losses will continue at a rate consistent with the second quarter 2005 until such time as the Company can raise additional funds to pursue operations.



     Comparison of the six months ended June 30, 2005 and 2004
     ---------------------------------------------------------

     During the six months ended June 30, 2005, the Company incurred operating expenses of $17,815 compared to $70,088 during the six months ended June 30, 2004. As stated above, this decrease in operating expenses was attributable to the fact that the Company has had no funds with which to fund operations during the first six months of 2005. During the six months ended June 30, 2005, the Company incurred no expenses for market development or exploration, compared to $19,360 during the six months ended June 30, 2005. During the six month period ended June 30, 2005, the Company incurred $15,615 in administrative expenses, compared to $25,294 during the six months ended June 30, 2004. Also during the six months ended June 30, 2004, the Company incurred $23,250 in exploration expenses. The Company has not engaged in exploration activities during 2005. As a result of its land acquisitions, the Company has incurred $6,384 in interest expense in the first six months of 2005, compared to $3,323 in the first six months of 2004. These overall reductions in expenses resulted in a net loss during the six months ended June 30, 2005 of $24,199, compared to a net loss during the six month period ended June 30, 2004 of $73,316. The Company anticipates its expenses and losses will continue at a rate consistent with those incurred during the first six months of 2005, until such time as the Company can raise additional funds to pursue operations.


Liquidity and Capital Resources
-------------------------------

     The Company has financed its operations mainly through the sale of its common stock and through loans from related parties. Since inception, the Company has been entirely dependent upon outside sources of financing for continuation of operations. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on acceptable terms or at all. As of June 30, 2005, the Company had cash on hand of $1,601. During the first quarter 2005, the Company issued 5,000,000 shares for stock subscriptions receivable of $250,000. As of June 30, 2005, the Company has not received any of the funds for the stock subscriptions. The 5,000,000 shares are being held in escrow to be released as funds are received. It is unclear at this time when or if the Company will receive these funds. It is also unclear whether the Company will have sufficient funds to maintain operations through the remainder of fiscal 2005.

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


                        PART II - OTHER INFORMATION


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


                              OMEGA VENTURES GROUP, INC.



August 16, 2005               /S/ John M. Hickey
                              --------------------------------------------
                              John M. Hickey, Principal Executive Officer



August 16, 2005               /S/ John Ray Rask
                              --------------------------------------------
                              John Ray Rask, Principal Financial Officer