Form 10QSB
period 2005-09-30
OMEGA VENTURES GROUP INC
filed 2005-11-21
CIK 741017

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
September 30, 2005                                          333-51180

                         OMEGA VENTURES GROUP, INC.
                       -----------------------------
           (Exact name of registrant as specified in its charter)

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

Common stock, par value $.001; 49,354,332 shares outstanding as of November 11, 2005

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                OMEGA VENTURES GROUP, INC., AND SUBSIDIARIES
                        (Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS
                  September 30, 2005 and December 31, 2004

===========================================================================
                                                  (unaudited)
                                                   Sept 30,       Dec 31,
                                                     2005          2004
                                                 ------------  ------------
                                   ASSETS
CURRENT ASSETS
Cash                                            $       577   $       608
                                                 ------------  ------------
   Total Current Assets                                  577           608

FURNITURE AND EQUIPMENT -
net of accumulated depreciation                       4,222         6,772
                                                 ------------  ------------
OTHER ASSETS
Surety deposit                                       25,005        24,967
Web site - net of accumulated amortization             -            3,017
Deposit on land purchase                             10,000          -
Land                                                131,500       131,500
                                                 ------------  ------------
                                                     166,505       159,484
                                                 ------------  ------------
                                                 $   171,304   $   166,864
                                                 ============  ============
                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Notes payable - land                            $   119,676   $   115,072
Accounts payable - affiliates                       120,933       125,587
Accounts payable - related party                     23,925         6,960
Accounts payable                                     89,457        73,352
                                                 ------------  ------------
   Total Current Liabilities                         353,991       320,971
                                                 ------------  ------------
STOCKHOLDERS' DEFICIENCY
Preferred stock
  100,000,000 shares authorized, at $.001
  par value - none issued                               -             -
Common stock
  400,000,000 shares authorized, at $.001
  par value; 49,339,597 shares issued and
  outstanding on September 30, 2005                   49,340        42,990
Capital in excess of par value                      962,944       714,294
Stock subscriptions receivable                     (250,000)         -
Deficit accumulated during the development
  stage                                             (944,971)     (911,391)
                                                 ------------  ------------
   Total Stockholders' Deficit                      (182,687)     (154,107)
                                                 ------------  ------------
                                                 $   171,304   $   166,864
                                                 ============  ============

The accompanying notes are an integral part of these financial statements
                                     2

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        (Development Stage Company)
             CONSOLIDATED STATEMENT OF OPERATIONS - (unaudited)
  For the Three and Nine Months Ended September 30, 2005 and 2004 and the
    Period September 19, 2000 (Date of Inception) to September 30, 2005

=====================================================================================

Sept 19,
                                                  Three Months
Nine Months   2000 to
                                Sept 30,   Sept 30,   Sept 30,   Sept 30,
Sept 30,
                                    2005       2004       2005       2004
     2005
                              ---------- ---------- ---------- ----------
----------
REVENUES                      $    -     $    -     $    -     $    -
$    -
                              ---------- ---------- ---------- ----------
----------
EXPENSES
Market development                -         1,373       -        20,733
387,988
Depreciation & amortization        850      1,092      3,050      3,276
13,372
Administrative                   5,349      6,806     20,964     32,100
459,096
Exploration                       -         1,900       -        25,150
41,584
Development of web site -
  preliminary project stage        -          -          -          -
  25,000
                              ---------- ---------- ---------- ----------
----------
   NET LOSS - before other
   expense                       (6,199)   (11,171)   (24,014)   (81,259)
(927,040)

OTHER INCOME AND EXPENSE
Interest income                     38       -            38         95
    311
Interest expense                (3,220)    (3,300)    (9,604)    (6,623)
(18,242)
                              ---------- ---------- ---------- ----------
----------
NET LOSS                       $ (9,381) $ (14,471) $ (33,580) $ (87,787)
$(944,971)
                              ========== ========== ========== ==========
==========
NET LOSS PER COMMON SHARE
Basic                        $    -     $    -     $    -     $    -
                              ========== ========== ========== ==========
AVERAGE OUTSTANDING SHARES
(stated in 1,000's)
Basic                           49,340     42,065     46,165     41,307
                              ========== ========== ========== ==========
Diluted                         54,439     47,164     51,264     46,406
                              ========== ========== ========== ==========


The accompanying notes are an integral part of these financial statements
                                     3

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        ( Development Stage Company)

                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                           to September 30, 2005

=====================================================================================
                                                        Common Stock
Capital in
                                                  -----------------------
Excess of     Accumulated
                                           Shares     Amount  Par Value
Deficit
                                      ------------ ---------- ----------
-----------
Balance September 19, 2000                   -          -          -
    -

Issuance of common stock for cash
at $.001 - September 19, 2000          16,000,000     16,000      -
   -
Issuance of common stock for web site
- September 25, 2000 - Note 3           6,000,000      6,000    19,000
   -
Issuance of common stock for cash
at  $.01 - October 10, 2000             5,000,000      5,000    44,810
   -
Net operating loss for the period
September 19, 2000 to December
31, 2000                                    -          -          -
(47,010)
Issuance of common stock for cash
at $.0012 - January 2001                2,500,000      2,500        500
   -
Net operating loss for the year
ended December 31, 2001                     -          -          -
(11,639)
Issuance of common stock for cash at
$.10 -  net of offering costs -
July 22, 2002                           5,098,500      5,099    405,735
   -
Net operating loss for year
ended December 31, 2002                     -          -          -
(389,097)
Issuance of common stock for services
at $.04 - January through March 2003
- net of cancellations                  1,750,000      1,750     68,250
   -
Issuance of common stock for expenses
at $.02 - March 27, 2003                  125,000        125      2,375
   -
Issuance of common stock for cash
at $.15 - May 30, 2003                    200,000        200     29,800
   -
Issuance of common stock for cash
at $.023 - October 20, 2003             2,500,000      2,500     55,140
   -
Issuance of common stock for expenses
at $.01 - December 2, 2003                300,000        300      2,700
   -
Return and cancellation of common
stock - December 2003                   (500,000)      (500)        500
   -
Net operating loss for the year
ended December 31, 2003                     -          -          -
(342,721)
                                      ------------ ---------- ----------
-----------
Balance December 31, 2003               38,973,500     38,974    628,810
(790,467)
                                      ============ ========== ==========
===========




The accompanying notes are an integral part of these financial statements
                                     4

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        (Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued
           For the Period September 19, 2000 (Date of Inception)
                           to September 30, 2005

=====================================================================================
                                                        Common Stock
Capital in
                                                  -----------------------
Excess of     Accumulated
                                           Shares     Amount  Par Value
Deficit
                                      ------------ ---------- ----------
-----------
Issuance of common stock for cash
at $.015 - February 20, 2004            1,000,000      1,000     14,000
   -
Issuance of common stock for expenses
at $.03 - June 2, 2004                  1,543,232      1,543     44,567
   -
Issuance of common stock for expenses
at $.02 - August 25, 2004               1,122,865      1,123     21,334
   -
Issuance of common stock for expenses
at $.017 - October 13, 2004               350,000        350      5,583
   -
Net operating loss for the year
ended December 31, 2004                     -          -          -
(120,924)
                                      ------------ ---------- ----------
-----------
Balance December  31,  2004 - audited   42,989,597     42,990    714,294
(911,391)

Issuance of common stock for expenses
at $.02 - March 2005                      250,000        250      4,750
   -
Issuance of common stock for
subscription receivable - net of
cost - March 2005                       6,100,000      6,100    243,900
   -
Net operating loss for the nine
months ended September 30, 2005             -          -          -
(33,580)
                                      ------------ ---------- ----------
-----------
Balance September 30, 2005 -
unaudited                              49,339,597 $  49,340  $ 962,944   $
(944,971)
                                      ============ ========== ==========
===========




The accompanying notes are an integral part of these financial statements
                                     5



                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                       ( Development  Stage Company)
             CONSOLIDATED  STATEMENTS OF CASH FLOWS - unaudited
    For the Nine Months Ended September 30, 2005 and 2004 and the Period
        September 19, 2000 (Date of Inception) to September 30, 2005


                                                                        Sept
19, 2000
                                                   Sept 30,    Sept 30,   to
Sept 30,
                                                     2005        2004
  2005
                                                 ----------- -----------
-----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $ (33,580)  $ (87,787)  $
(944,971)
Adjustments to reconcile net loss to
net cash provided by operating activities
  Depreciation & amortization                         3,050       3,276
  13,372
  Change in deposits                                   (386)        (38)
    -
  Change in web site                                  2,517        -
   2,517
  Change in accounts payable                         33,020       52,424
238,920
  Issuance of capital stock for web site               -           -
  25,000
  Issuance of capital stock for services              5,000      68,567
155,000
                                                 ----------- -----------
-----------
Net Decrease in Cash From Operations                  9,969      36,094
(510,200)
                                                 ----------- -----------
-----------
CASH FLOWS FROM INVESTING ACTIVITIES
Surety deposit                                        -           -
(24,968)
Purchase of web site                                  -           -
(5,027)
Purchase land and deposit                          (10,000)       -
(52,100)
Purchase of equipment                                 -           -
(15,084)
                                                 ----------- -----------
-----------
                                                    (10,000)    (52,100)
(186,579)
                                                 ----------- -----------
-----------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in note payable                                -           -
115,072
Net proceeds from issuance of common stock            -         15,000
582,284
                                                 ----------- -----------
-----------
                                                        -        15,000
697,356
                                                 ----------- -----------
-----------
   Net change in Cash                                   (31)     (1,006)
     577

   Cash at Beginning of Period                          608       1,006
    -
                                                 ----------- -----------
-----------
   Cash at End of Period                         $      577  $     -      $
     577
                                                 =========== ===========
===========

NON CASH FLOWS FROM OPERATING ACTIVITIES
Issuance of  6,000,000 common shares for web site - 2000                 $
25,000

-----------
Issuance of 2,175,000 common shares for services - 2003
75,500

-----------
Issuance of 3,016,097 common shares for services and expenses - 2004
74,500

-----------
Issuance of 250,000 common shares for expenses - 2005
  5,000

-----------

The accompanying notes are an integral part of these financial statements.
                                     6

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        (Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 2005
===========================================================================

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

                OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             September 30, 2005
===========================================================================
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

     On June 30, 2005, the Company and its subsidiaries had a net operating loss available for carry forward of $944,971. The income tax benefit of approximately $283,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2026.

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

                 OMEGA VENTURES GROUP, INC. AND SUBSIDIARY
                        (Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             September 30, 2005
===========================================================================

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

     Office equipment
     ----------------

     Office equipment is depreciated over 3 and 7 years using the straight line method.

     Cost                                         $  15,084
     Less accumulated depreciation                   10,862
                                                  ----------
          Net                                         4,222
                                                  ==========

                 OMEGA VENTURES GROUP, INC. AND SUBSIDIARY
                        (Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             September 30, 2005


3.  OIL AND GAS LEASES

     During August 2003 Western Gas Corporation (subsidiary) acquired an undivided 2.5% working interest, with a 1.875% net revenue in a 75% interest, in an oil and gas lease known as "Mana Huilla Creek Prospect" located in Goliad County , Texas.

     The lease has not been proven and therefore all costs for acquisition and exploration have been expensed.

4.  NOTES PAYABLE

     The Company is obligated under two installment sales contracts for the purchase of land. The amount financed was $115,650 with 180 payments of $1,327.50, including interest of 11.14%. The amounts shown in the balance sheet includes principal and accrued interest to September 30, 2005. The payments are in arrears on September 30, 2005.

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

     Officers-directors, and Apex Resources, Inc. (an affiliate by common officers) have acquired 27% of the common stock issued.

     Related parties have made no interest, demand loans to the Company of $23,925.

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

                OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARY
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             September 30, 2005

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

8.  EARNEST  MONEY  DEPOSIT

     During the quarter ended March 31, 2005 the Company entered into a contract for the purchase of land for $550,000. The terms include an earnest money deposit of $10,000, which was advanced by a Company officer, and the balance due on the closing date, to be determined.

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

General
-------

     The primary business of Omega Ventures Group Inc., is to oversee the operations of its three wholly-owned subsidiaries:

     -    Western Gas Corporation
     -    Arizona Land Corporation
     -    Vogue Environmental Solutions, Inc.

            Western Gas Corporation
            -----------------------

            Due to a lack of funds, Western Gas did not engage in any exploration activities during the quarter ended September 30, 2005.

            Arizona Land Corporation
            ------------------------

            On April 15, 2005, the Company paid an additional $5,000 non-refundable payment to extend the closing on the commercial lot in Salt Lake City, Utah, to September 2005. The parties did not close on the commercial lot in September 2005. As of the date of this report, the Company has not been notified by the sellers that they do not intend to proceed with the purchase contract.

            As of September 30, 2005, Arizona Land is in arrears on its monthly payments on its three undeveloped lots in Woodland Valley Ranch and its two undeveloped lots in Elk Valley Ranch in the approximate amount of $9450.

            Vogue Environmental Solutions, Inc.
            -----------------------------------

            Due to a lack of funds, Vogue Environmental Solutions did not engage in active operations during the quarter.


SOURCE OF FUNDS
---------------

            Because the Company is not currently generating revenue, it is dependent upon loans from related parties and private sales of its securities to fund its operations.

            NOTE 7 OF THE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS states that the Company will need additional capital to service its debt and funds it planned activities, which raises substantial doubt about the Company's ability to continue as a going concern. The Company has never generated revenue and it is unlikely the Company will generate revenue during 2005, which raises substantial doubt about the Company's ability to continue as a going concern. To continue operations, the Company will need to obtain funding from third parties. This funding may be sought by means of private equity or debt financing by the Company. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all. If the Company is unsuccessful in obtaining additional funding, the Company may be unable to continue operations as it has insufficient working capital necessary to meet its expenses and service its debt.

RESULTS OF OPERATIONS
---------------------

            During the period from inception, September 19, 2000, to September 30,
2005, the Company has generated no revenue. The Company does not expect to generate any revenue through the remainder of 2005.

            As of September 30, 2005, the Company had an accumulated deficit of
$171,304 funded by paid-in capital. At September 30, 2005, the Company had total current assets of $577 and total current liabilities of $353,991 compared to total current assets of $608 and total current liabilities of $320,971 on December 31, 2004. The primary factors contributing the increase in accumulated deficit and total current liabilities are increases in notes payable for the purchase of land and accounts payable to related and unrelated parties during the nine months ended September 30, 2005.

            COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
            ----------------------------------------------------------------

            During the three months ended September 30, 2005, the Company incurred operating expenses of $6,199 compared to $11,171 during the three months ended September 30, 2004. This decrease in operating expenses was primarily attributable to the fact that the Company had limited funds with which to operate during the third quarter 2005 and therefore limited its activities as much as possible. During the three months ended September 30, 2005, the Company incurred no expenses for market development or exploration, compared to $1,373 during the three months ended September 30, 2005. During the third quarter 2005, the Company incurred $5,349 in administrative expenses, compared to $6,806 in the third quarter 2004.
Also during the third quarter 2004, the Company incurred $1,900 in exploration expenses. The Company had no similar expense in the third quarter 2005. Interest expense remained fairly constant as the Company incurred $3,220 in interest expense in the third quarter 2005, compared to $3,300 in the third quarter 2004. These overall reductions in expenses resulted in a net loss during the three months ended September 30, 2005 of $9,381, compared to a net loss in the three months ended September 30, 2004 of $14,471. The Company anticipates its expenses and losses will continue at a rate consistent with the third quarter 2005 until such time as the Company can raise additional funds to pursue operations.

            COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
            ---------------------------------------------------------------

            During the nine months ended September 30, 2005, the Company incurred operating expenses of $24,014 compared to $81,259 during the nine months ended September 30, 2004. As stated above, this decrease in operating expenses is attributable to the fact that the Company has had limited funds with which to fund operations during the first nine months of 2005. During the nine months ended September 30, 2005, the Company incurred no expenses for market development or exploration, compared to $20,733 during the nine months ended September 30, 2004. During the nine month period ended September 30, 2005, the Company incurred $20,964 in administrative expenses, compared to $32,100 during the nine months ended September 30, 2004. Also during the nine months ended September 30, 2004, the Company incurred $25,150 in exploration expenses. The Company has not engaged in exploration activities during 2005. As a result of its land acquisitions, the Company has incurred $9,604 in interest expense during the nine months of 2005, compared to $6,623 during the nine months of 2004. These overall reductions in expenses resulted in a net loss during the nine months ended September 30, 2005 of $33,580, compared to a net loss during the nine month period ended September 30, 2004 of $87,787. The Company anticipates its expenses and losses will continue at a rate consistent with those incurred during the first nine months of 2005, until such time as the Company can raise additional funds to pursue operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

            The Company has financed its operations mainly through the sale of its common stock and through loans from related parties. Since inception, the Company has been entirely dependent upon outside sources of financing for continuation of operations. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on acceptable terms or at all. As of September 30, 2005, the Company had cash on hand of $577. During the first quarter 2005, the Company issued 5,000,000 shares for stock subscriptions receivable of $250,000. As of September 30, 2005, the Company has not received any of the funds for the stock subscriptions. The 5,000,000 shares are being held in escrow to be released as funds are received. It is unclear at this time when or if the Company will receive these funds. It is also unclear whether the Company will have sufficient funds to maintain operations through the remainder of fiscal 2005.

            The Company has exhausted the funds raised in its initial public offering, and all funds subsequently raised in private placement transactions. Moreover, it is unlikely the Company will realize revenue from the operations of any of its subsidiaries in through the remainder of 2005. Therefore, unless the Company is able to raise additional funding through the sell of equity or debt securities, it is unclear how long the Company may be able to continue operations.

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

                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS

     A. Exhibits. The following exhibits are included as part of this report:

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


                         OMEGA VENTURES GROUP, INC.



November 17, 2005        /S/ John M. Hickey
                         -----------------------------------------------
                             John M. Hickey, Principal Executive Officer

November 17, 2005        /S/ John Ray Rask
                         -----------------------------------------------
                             John Ray Rask, Principal Financial Officer