Form 10KSB
period 2005-12-31
OMEGA VENTURES GROUP INC
filed 2006-04-27
CIK 741017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended:           December 31, 2005
                                 ------------------------------------------
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from                 to

                     Commission File Number:  333-51180
                                             -----------

                        OMEGA VENTURES GROUP,  INC.
                -------------------------------------------
             (Exact name of registrant as specified in charter)

     NEVADA                                                 87-0661638
(State or other jurisdiction of incorporation    (I.R.S. Employer I.D. No.)
 or organization)

136 East South Temple, Suite 1600, Salt Lake City, Utah            84111
-------------------------------------------------------          ----------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:  (801) 363-2599
                                                -----------------

Securities registered pursuant to section 12 (b) of the Act:   None

Securities registered pursuant to section 12 (g ) of the Act: Common, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [x]   No [  ]   (2)  Yes [x]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Check if the Issuer is a shell company.   [X]

State issuer's revenues for its most recent fiscal year:  $0
                                                         -----

The aggregate market value of the issuer's voting stock held as of April 14, 2006, by non-affiliates of the issuer was approximately $1,505,500. based on the average of the bid price and the ask price for the Company's common stock on that date, as reported on the OTCBB.

As of April 14, 2006, the registrant had 49,354,332 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format.    Yes [  ]  No [X]

Documents incorporated by reference: None.

                             TABLE OF CONTENTS


     PART I                                                            Page
     ------                                                            ----

ITEM 1. DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . 3

ITEM 2. DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . . 8

ITEM 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . 8

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. . . . . . . . 8

     PART II
     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . 9

ITEM 6.  PLAN OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .10

ITEM 7.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . .11

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . .12

ITEM 8A. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . .12

ITEM 8B.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .13

     PART III
     --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT. . . . . . .13

ITEM 10. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . .15

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . .15

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . .17

ITEM 13. EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . .17

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . .17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18



---------------------------------------------------------------------------
                                   PART I
---------------------------------------------------------------------------
                                  FORWARD
---------------------------------------------------------------------------
     This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

                      ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY HISTORY
---------------

     Omega Ventures Group, Inc., (the "Company") was formed as a Nevada corporation on September 19, 2000, under the name Office Managers, Inc.. The Company is a development stage company with limited operating history. The Company's executive offices are located at 136 East South Temple, Suite 1600, Salt Lake City, Utah 84111. Its telephone number is (801) 363-2599. The Company's website is located at www.omegaventuresgroup.com. In July 2002, the Company completed its initial public offering. At a special shareholders meeting held on November 7, 2003, the shareholders of the Company voted to change the name of the Company from Office Managers, Inc., to Omega Ventures Group, Inc. This name change was effected by amendment to the Company's Articles of Incorporation filed on November 13, 2003.
With the name change, the trading symbol for the Company's common stock was changed by the NASDAQ on November 24, 2003 to "OMGV".

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

     During 2004 and 2005, the Company has primarily focused its efforts into the acquisition of interests in oil and gas projects and real estate. Because of limited funds, however, the Company has been unsuccessful in its efforts. In fact, as a result of its limited funds, the Company engaged in very little operating activity in 2005.

     The Company has three wholly-owned subsidiaries: Western Gas
Corporation; Arizona Land Corporation and Vogue Environmental Solutions,
Inc.

     WESTERN GAS CORPORATION
     -----------------------

     The Company pursues its efforts to acquire interests in oil and gas prospects through its wholly-owned subsidiary Western Gas Corporation ("Western Gas"). Western Gas was incorporated in Nevada on September 5, 2003, for the purpose of acquiring and managing small percentage interests in a diversified portfolio of oil and gas projects throughout North America.

     On September 30 2003, Western Gas entered into a Participation Agreement with PB Energy USA, Inc., to participate in an oil and gas prospect on certain prospect lands in Goliad County, Texas ("Manahuilla Creek Field"). The Manahuilla Creek Field comprises 855 acres of leases subject to a 25% royalty. Under the leases, PB Energy is required to pay 100% of the costs of the first produced well to earn its 75% working interest. All subsequent development wells are subject to paying 75% of the costs. In September 2004, the first well, "BB Gayle # 1," was drilled and perforated at the target level. Tests showed that the well was not of commercial value. Plans to perforate another zone in this well are currently on hold.

     Because of a lack of funds, Western Gas did not engage in any oil and gas exploration activities during the year.

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

     Because Arizona Land was, and had for some time been in arrears on the payments on these five lots the mortgage holder notified the Company during the fourth quarter that it had foreclosed on these properties.

     The Company also held an option to purchase a 1/3 acre commercial lot in downtown Salt Lake City, Utah, which was schedule to expire in September 2005. The Company, had being trying to negotiate a further extension of the option. During the fourth quarter the sellers informed the Company that they were unwilling to grant an additional extension on the option and the option expired.

     The Company will continue to investigate other opportunities to acquire additional real estate in metropolitan areas. Given its limited cash resources, however, the Company does not anticipate it will actively engage in land acquisitions until such time as it is able to raise significant additional funding. The Company has no policies as to the number or amount of mortgages it may place on any one piece of property. Other than financial constraints, currently there are not limitations on the amount the Company may invest in any one property. The Company's current emphasis in real estate acquisition is focused primarily on capital gain, not on income producing properties. At this time, the Company does not intend to invest in real estate mortgages or securities or interests in other entities engaged in real estate activities.

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

     Due to a lack of funds, Vogue did not engage in active operations during the 2005 fiscal year.

     The Company continues to explore opportunities in real estate, oil and gas exploration and new solutions to environmental issues. The Company is not, however, limiting its search strictly to these areas and management is constantly investigating potential business opportunities it believes can increase shareholder value. The Company is currently investigating opportunities in the web-based wellness industry. Management believes that the there could be opportunities within the wellness industry given the aging population of North America coupled with an increasing life span and they are currently investigating this field in greater detail. At this time, the Company has not determined what opportunities may exist, if any, nor has the Company entered into or negotiated agreements with any parties to enter into or participate in this industry.

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

     ENVIRONMENTAL REGULATION

     The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. Western Gas does not presently anticipate that it will be required to expend amounts relating to its oil and gas production operations that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, Western Gas is unable to accurately predict the ultimate cost of such compliance for 2005.

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

     REPORTS TO SECURITY HOLDERS

     The Company files annual and quarterly reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The Company is an electronic filer and the SEC maintains an internet site that will contain reports and other information regarding the Company which may be viewed at http://www.sec.gov.

---------------------------------------------------------------------------

                      ITEM 2.  DESCRIPTION OF PROPERTY

---------------------------------------------------------------------------

     The Company's uses a portion of a 1,500 square foot office in Salt Lake City, Utah as its principal executive offices. The Company currently pays no rent for this space under a verbal agreement with Apex Resources Group, Inc. The Company is not required to pay any rent to Apex Resources Group until such time as the Company has adequate funds available to make pay rent. The Company has no lease agreement with Apex Resources Group.
If at any time Apex Resources Group decides it needs or wants the space, we have no right to occupy the space and could be forced to move at any time.

---------------------------------------------------------------------------

                         ITEM 3.  LEGAL PROCEEDINGS

---------------------------------------------------------------------------

     No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.

---------------------------------------------------------------------------

                ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                             SECURITIES HOLDERS

---------------------------------------------------------------------------

     No matters were submitted to a vote of securities holders during the quarter ended December 31, 2005.

---------------------------------------------------------------------------

                                  PART II

---------------------------------------------------------------------------

               ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                            STOCKHOLDER MATTERS

---------------------------------------------------------------------------

     The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol "OMGV." As of April 14, 2006, the Company had 237 holders of record holding 49,354,332 common shares. Of the issued and outstanding common stock, 20,522,362 are free trading, the remaining 28,831,970 are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission. The Company has never declared a dividend on its common shares.

     The published bid and ask quotations are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations may not reflect actual transactions.


                                     BID PRICES          ASK PRICES
                                 -----------------   -----------------
                                   HIGH      LOW       HIGH      LOW
                                 -------   -------   -------   -------

     2005
     ----
     Jan. 1 thru Mar. 31            .063      .05       .065      .054
     Apr. 1 thru June 30            .08       .021      .09       .03
     July 1 thru Sept. 30           .045      .02       .047      .025
     Oct. 1 thru Dec. 31            .027      .015      .03       .025

     2004
     ----
     Jan. 1 thru Mar. 31            .074      .028      .075       .03
     Apr. 1 thru June 30            .062      .023      .065      .025
     July 1 thru Sept. 30           .04       .025      .06       .026
     Oct. 1 thru Dec. 31            .05       .035      .055      .038


     The foregoing information was obtained from the Research Library Department of Pink Sheets, LLC., 304 Hudson Street, 2nd Floor, New York, New York 1013.

     RECENT SALES OF UNREGISTERED SECURITIES

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     During the quarter ended December 31, 2005, the Company issued no securities.

---------------------------------------------------------------------------

                         ITEM 6. PLAN OF OPERATIONS

---------------------------------------------------------------------------

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

     SOURCE OF FUNDS

     The REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM contains an opinion that the Company will need additional working capital to service its debt and fund its planned activities, which raises substantial doubt about the Company's ability to continue as a going concern. The Company has not generated revenue from active operations and it is unlikely the Company will realize any significant revenue until such time as it raises additional capital and is able to implement a business model that result in the generation of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. To continue operations, the Company will need to obtain funding from third parties. This funding may be sought by means of private equity or debt financing by the Company. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all. If the Company is unsuccessful in obtaining additional funding, the Company may be unable to continue operations as it has insufficient working capital necessary to meet its expenses and service its debt.

     RESULTS OF OPERATIONS

     During the period from inception, September 19, 2000, to December 31, 2005, the Company has generated no income from active operations. Since inception, the Company has earned $823 in interest income, including $550 during the year ended December 31, 2005. The Company does not expect to generate any material revenues during the first half of fiscal 2006.

     As of December 31, 2005, the Company had an accumulated deficit during development stage of $973,818, compared to an accumulated deficit of $911,391 at December 31, 2004. This increase in accumulated deficit is the result of the Company incurring liabilities it has not had the funds to satisfy during the current year.

     At December 31, 2005, the Company has total current liabilities of $241,457, compared to $320,971 on December 31, 2004. This decrease in total current liabilities in 2005, resulted from the foreclosure on the real estate held by Arizona Land. At December 31, 2004, we had a note payable for land in the amount of $115,072. As a result of the foreclosures on those properties, we no longer have a current liability associated with those properties. Aside from that reduction, accounts payable to affiliates decreased approximately 3%. Accounts payable to related party increased 228% and accounts payable increased 33%. These increases in accounts payable to related party and accounts payable are the result of the Company having limited funds available to fund its operations in 2005.

     During the year ended December 31, 2005, the Company spent nothing in market development activities, compared to $30,724 in the year ended December 31, 2004. This decrease in market development expenses is the result of the Company having very limited financial resources to fund its operations. During the twelve months ended December 31, 2005, the Company spent $26,141 in administrative expenses compared to $52,134 during the twelve months ended December 31, 2004. This decrease in administrative expense was the result of a reduction in the overall activity of the Company dictated by the Company's lack of funds. During the 2005 fiscal year the Company spent nothing in exploration. By comparison, during the 2004 fiscal year, the Company incurred $25,150. This elimination of oil and gas exploration expense was again the result of the limited funding available to the Company during the 2005 fiscal year.

     During the year ended December 31, 2005, the Company realized a loss from operations of $31,072 and a net loss of $62,427compared to a loss from operations of $112,286 and a net loss of $120,924 during the year ended December 31, 2004. This decrease in loss from operations and net loss is the result of the Company scaling back its active operations as funds available to the Company have diminished.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations mainly through the sale of its common stock and through loans from related parties. Since inception, the Company has been entirely dependent upon outside sources of financing for continuation of operations. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on acceptable terms or at all. As of December 31, 2005, the Company had cash on hand of $25,615. During the first quarter 2005, the Company agreed to sell 6,100,000 restricted common shares for $250,000 cash. The shares have been issued and delivered to escrow to be held until such time as the $250,000 is deposited into the escrow. At this time, it is unclear when, or if, the purchaser will, in fact, purchase the shares. It is unclear at this time whether the Company will have sufficient funds to maintain operations through fiscal 2006. Therefore, unless the Company is able to raise additional funding through the sell of equity or debt securities, it is unclear how long the Company may be able to continue operations.

---------------------------------------------------------------------------

                       ITEM 7.  FINANCIAL STATEMENTS

---------------------------------------------------------------------------


     See Consolidated Financial Statements listed in the accompanying index to the Consolidated Financial Statements on Page F-1 herein.

---------------------------------------------------------------------------

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                          AND FINANCIAL DISCLOSURE

---------------------------------------------------------------------------

     We have made no changes in and had no disagreements with our independent registered accounting firm on accounting and financial disclosure during the 2005 fiscal year.

---------------------------------------------------------------------------

                     ITEM 8A.  CONTROLS AND PROCEDURES

---------------------------------------------------------------------------

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

---------------------------------------------------------------------------

                        ITEM 8B.  OTHER INFORMATION

---------------------------------------------------------------------------

     On December 14, 2005, the board of directors appointed Stephen Golde to serve on the board of directors. Mr. Golde's biographical information is included in Item 9 below.

---------------------------------------------------------------------------

                                  PART III

---------------------------------------------------------------------------

     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

---------------------------------------------------------------------------

     The following table sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors.

                              Term Served as    Positions with
     Name             Age     Director/Officer  the Company
     ---------------  -----   ----------------  --------------------
     John M. Hickey   64      January 2001      President
                              September 2000    Director
     ---------------  -----   ----------------  --------------------
     John Ray Rask    54      January 2001      Secretary/Treasurer
                              September 2000    Director
     ---------------  -----   ----------------  --------------------
     Robert Gill      26      May 2003          Vice President,
                                                Director
     ---------------  -----   ----------------  --------------------
     Stephen Golde    57      December 2005     Director
     ---------------  -----   ----------------  --------------------

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

     JOHN RAY RASK. Since the early 1980's Mr. Rask has been owner and operator of Ray's Income Tax Service, a company that specializes in bookkeeping and the preparation of income tax returns. Mr. Rask became the Company Secretary/Treasurer in 2001. Since 1996, Mr. Rask has also served in various capacities with Apex Resources Group, Inc. He is currently a director and the President of Apex Resources. Apex Resources is a reporting company.
                                     13

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

     STEPHEN GOLDE. Mr. Golde retired from the automotive industry in the 1990s and since that time his primary occupation has been that of a private investor. Mr. Golde owns 150,000 shares of Apex Resources Group. Mr. Golde is also a director of Apex Resources Group, Inc., a reporting Company.

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

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears that certain officers and directors inadvertently failed to timely file a Form 4 during the fiscal year ended December 31, 2005. The Company expects these delinquent filings will be cured.

     CODE OF ETHICS

     The Company's Board of Directors has adopted a code of ethics that applies to all of the Company's officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. The code of ethics will be posted on the Company's website at www.omegaventuresgroup.com.

---------------------------------------------------------------------------

                      ITEM 10.  EXECUTIVE COMPENSATION

---------------------------------------------------------------------------

                         SUMMARY COMPENSATION TABLE


                  Annual Compensation                     Long Term Compensation
           ------------------------------           ---------------------------------

                                             Other   Restr                      All
Name &                                      Annual   icted                     Other
Principal                                   Compen   Stock    Stock   /LTIP    Compen
Position           Year   Salary    Bonus   sation  Awards  Options   Payout   sation
-------------------------------------------------------------------------------------
John Hickey        2005 $    -0-  $  -0-   $   -0- $   -0-  $   -0- $    -0- $    -0-
President and      2004      -0-     -0-       -0-     -0-      -0-      -0-      -0-
Director           2003   24,000     -0-       -0-     -0-      -0-      -0-      -0-

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

---------------------------------------------------------------------------

         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                               AND MANAGEMENT

---------------------------------------------------------------------------

     The following table sets forth as of April 14, 2006, the name and number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 49,354,332 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

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


                                     15


                              Amount of
Name and Address              Beneficial Ownership     Percentage of Class
---------------------------------------------------------------------------
Robert L. Card                    3,889,300             7.9%
Siam Oceanic Fund Ltd.
475 Howe Street, Suite 102
Vancouver, B.C. V6C 2B3

Robert Gill                         500,000             1.0%
1075 Groveland Road
West Vancouver, B.C. V7S 1Z3

Stephen Golde                       200,000             0.4%
P.O. Box 13262
Scottsdale, Arizona

John M. Hickey                    5,093,658            10.3%
1601-1415 West Georgia Street
Vancouver, B.C. V6G 3C8

John Ray Rask                     5,254,365            10.6%
Apex Resources Group, Inc.
610-800 West Pender Street
Vancouver, B.C. V6C 2V6

John Ray Rask                       668,835             1.4%
1909 Monroe Ave.
Butte, Montana 59701

Mavis L. Smith                    3,000,000             6.1%
Royce Enterprises
610-800 West Pender Street
Vancouver, B.C. V6C 2V6
---------------------------------------------------------------------------

All officers and directors
as a group (4 persons)           11,716,858            23.7%

---------------------------------------------------------------------------

     As the President of Apex Resources Group, Inc., Mr. Rask may be deemed to have voting and dispositive power over those shares and therefore may be deemed to be the beneficial owner of those shares.

     Mr. Hickey and Mr. Rask are officers and directors. Mr. Gill and Mr. Golde are directors.



                                     16


---------------------------------------------------------------------------

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

---------------------------------------------------------------------------

     As discussed above, Apex Resources Group, Inc., a related party through common management, allows us to use office space it rents in Salt Lake City free of charge.

     During the year Apex Resources Group loaned the Company $5,615 to pay expenses. The loans were made as non-interest bearing demand loans.

     During the year, John Hickey, the Company president, loaned the Company $5,840 to pay expenses. The loans were made as non-interest bearing demand loans.

---------------------------------------------------------------------------

                             ITEM 13.  EXHIBITS

---------------------------------------------------------------------------

Exhibits.  The following exhibits are included as part of this report:

     Exhibit 21.1   Subsidiaries
     Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     Exhibit 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     Exhibit 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------------------------------------------------------

              ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


---------------------------------------------------------------------------

     AUDIT FEES

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of its annual financial statements, review of its financial statements included in its quarterly reports and other fees that are normally provided by the Company's accountant in connection with its audits during the fiscal years ended December 31, 2005 and 2004 were $7,250 and $9,210 respectively.

     TAX FEES

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advices and tax planning for the fiscal years ended December 31, 2005 and 2004, were $250 and $250, respectively.

     AUDIT COMMITTEE

     The Company's directors serve as its audit committee and have pre-approved all of the above amounts billed to the Company prior to incurring the expenses associated therewith.
                                     17

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                                   OMEGA VENTURES GROUP, INC.



Date: April 26, 2006              By: /S/  John M. Hickey
                                   --------------------------------------
                                           John M. Hickey, President



Date: April 26, 2006              By: /S/  John R. Rask
                                   --------------------------------------
                                           John R. Rask, Secretary






















                                     18


MADSEN & ASSOCIATES,  CPA's  INC.                     684 East Vine St.  #3
---------------------------------                        Murray, Utah 84107
Certified Public Accountants and Business Consultants
                                                   Telephone 801-268-2632



Board of Directors
Omega Ventures Group, Inc. and Subsidiaries
Salt Lake City, Utah

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying the consolidated balance sheets of Omega Ventures Group, Inc. and subsidiaries (development stage company) at December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004 and the period September 19, 2000 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omega Ventures Group,
Inc. and subsidiaries at December 31, 2005   and the results of  operations
and cash flows for the years ended December 31, 2005 and 2004   and the
period September 19, 2000 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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




Salt Lake City, Utah
April 18, 2006
/s/Madsen & Associates, CPA's Inc.




                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS
                             December 31, 2005

===========================================================================
                                   ASSETS

CURRENT ASSETS
 Cash                                                          $    25,615
                                                               ------------
  Total Current Assets                                              25,615
                                                               ------------
FURNITURE AND EQUIPMENT - net of accumulated depreciation            4,308
                                                               ------------
                                                               $    29,923
                                                               ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Accounts payable - affiliates                                     121,203
 Accounts payable - related parties                                 22,800
 Accounts payable                                                   97,454
                                                               ------------
  Total Current Liabilities                                        241,457
                                                               ------------
STOCKHOLDERS' DEFICIENCY

 Preferred stock
  100,000,000 shares authorized, at $.001 par
  value - none issued                                                -
 Common stock
  400,000,000 shares authorized, at $.001 par value;
  49,339,597 shares issued and outstanding                          49,340
 Capital in excess of par value                                    962,944
 Capital stock subscriptions receivable                           (250,000)
 Deficit accumulated during the development stage                 (973,818)
                                                               ------------
  Total Stockholders' Deficit                                     (211,534)
                                                               ------------
                                                               $    29,923
                                                               ============



 The accompanying notes are an integral part of these financial statements.


                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Years Ended December 31, 2005 and 2004 and the period
        September 19, 2000 (Date of Inception) to December 31, 2005

===========================================================================
                                    Dec 31,      Dec 31,      Sept 19, 2000
                                     2005         2004      to Dec 31, 2005
                                 ------------ ------------   --------------
REVENUES                         $       550  $        90    $         823
                                 ------------ ------------   --------------

EXPENSES
 Market development                     -          30,724          387,988
 Exploration                            -          25,150           41,584
 Development of web site -
  preliminary project stage             -             -             25,000
 Depreciation & amortization           5,481        4,368           15,803
 Administrative                       26,141       52,134          464,273
                                 ------------ ------------   --------------
                                      31,622      112,376          934,648
                                 ------------ ------------   --------------
NET LOSS FROM OPERATIONS             (31,072)    (112,286)        (933,825)
                                 ------------ ------------   --------------
OTHER INCOME AND EXPENSES

 Interest income                          73         -                  73
 Loss of assets                      (21,824)        -             (21,824)
 Interest expense                     (9,604)      (8,638)         (18,242)
                                 ------------ ------------   --------------
NET LOSS                         $   (62,427) $  (120,924)   $    (973,818)
                                 ============ ============   ==============
NET LOSS PER COMMON SHARE
 Basic and dilutive              $     -      $      -
                                 ------------ ------------
AVERAGE OUTSTANDING SHARES -
(stated in 1,000's)
 Basic                                44,340       40,751
                                 ------------ ------------
 Diluted                              39,241       45,850
                                 ------------ ------------


 The accompanying notes are an integral part of these financial statements

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                           to December  31, 2005

=====================================================================================
                                                              Capital in
                                            Common Stock      Excess of   Accumulated
                                      Shares       Amount     Par Value     Deficit
                                   ------------  ----------- -----------  -----------
Balance September 19, 2000                   -            -          -         -
Issuance of common stock for cash
 at $.001 - September 19, 2000       16,000,000       16,000       -           -
Issuance of common stock for web
 site - September 25, 2000 -
 Note 3                               6,000,000        6,000     19,000         -
Issuance of common stock for cash
 at  $.01 - October 10, 2000          5,000,000        5,000     44,810          -
Net operating loss for the period
 September 1, 2000 to December
 31, 2000                                     -            -         -      (47,010)
Issuance of common stock for cash
 at $.0012 - January 2001             2,500,000        2,500         500          -
Net operating loss for the year
 ended December 31, 2001                     -             -          -      (11,639)
Issuance of common stock for cash
 at $.10 - net of offering costs
 - July 22, 2002                      5,098,500        5,099     405,735           -
Net operating loss for year
 ended December 31, 2002                     -            -           -     (389,097)
Issuance of common stock for
 services at $.04 - January through
 March 2003 - net of cancellations    1,750,000        1,750      68,250           -
Issuance of common stock for
 expenses at $.02 - March 27, 2003      125,000          125       2,375            -
Issuance of common stock for cash
 at $.15 - May 30, 2003                 200,000          200      29,800
Issuance of common stock for cash
 at $.023 - October 20, 2003          2,500,000        2,500      55,140            -
Issuance of common stock for
 expenses at $.01 -
 December 2, 2003                       300,000          300       2,700            -
Return and cancellation of
 common stock - December 2003         (500,000)        (500)         500            -
Net operating loss for the year
 ended December 31, 2003                                                    (342,721)
Issuance of common stock for cash
 at $.015 - February 20, 2004         1,000,000        1,000      14,000           -
Issuance of common stock for
 expenses at $.03 - June 2, 2004      1,543,232        1,543      44,567           -
Issuance of common stock for
 expenses at $.02 - August 25, 2004   1,122,865        1,123      21,334           -
Issuance of common stock for
 expenses at $.017 - October
 13, 2004                               350,000          350       5,583           -
Net operating loss for the year
 ended December 31, 2004                   -              -          -      (120,924)
                                   ------------  ----------- -----------  -----------
Balance December 31, 2004           42,989,597        42,990     714,294    (911,391)



                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                           to December  31, 2005

=====================================================================================
                                                              Capital in
                                            Common Stock      Excess of   Accumulated
                                      Shares       Amount     Par Value     Deficit
                                   ------------  ----------- -----------  -----------
Issuance of common stock for
 expenses at $.02 - Jan  2005           250,000         250       4,750             -
Issuance of common stock for
 subscription receivable - net of
 finders fees - Jan 2005              6,100,000       6,100     243,900             -
Net operating loss for the year
 ended December 31,  2005                   -            -           -       (62,427)
                                   ------------  ----------- -----------  -----------
Balance December  31,  2005          49,339,597  $    49,340 $   962,944  $ (973,818)
                                   ============  =========== ===========  ===========





 The accompanying notes are an integral part of these financial statements

               OMEGA VENTURES GROUP ,  INC. AND SUBSIDIARIES
                       ( Development  Stage Company)
                   CONSOLIDATED  STATEMENTS OF CASH FLOWS
       For the Years Ended December 31, 2005 and 2004 and the Period
        September 19, 2000 (Date of Inception) to December 31, 2005

=====================================================================================
                                              Dec 31,      Dec 31,      Sept 19, 2000
                                               2005         2004      to Dec 31, 2005
                                           ------------ ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $ (62,427)  $ (120,924)      $ (973,818)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities
    Depreciation & amortization                  5,481        4,368           15,803
    Change in accounts payable                  30,161       32,414          236,061
    Issuance of capital stock for web site        -            -              25,000
    Issuance of capital stock for services       5,000       74,500          155,000
    Loss of assets                              21,824         -              21,824
                                           ------------ ------------   --------------
  Net Increase (Decrease) in Cash
  From Operations                                   39       (9,642)        (520,130)
                                           ------------ ------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Change in surety deposit                       24,968           32             -
 Purchase of web site                             -            -              (5,027)
 Purchase land                                    -         (52,100)        (131,500)
 Purchase of equipment                            -            -             (15,084)
                                           ------------ ------------   --------------
                                                24,968      (52,068)        (151,611)
                                           ------------ ------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Change in note payable                           -          46,312          115,072
 Net proceeds from issuance of
  common stock                                    -          15,000          582,284
                                           ------------ ------------   --------------
                                                  -          61,312          697,356
                                           ------------ ------------   --------------
  Net change in Cash                            25,007         (398)          25,615
                                           ------------ ------------   --------------
 Cash at Beginning of Period                       608        1,006             -
                                           ------------ ------------   --------------
 Cash at End of Period                     $    25,615  $       608    $      25,615
                                           ============ ============   ==============
NON CASH FLOWS FROM OPERATING ACTIVITIES
 Issuance of 6,000,000 common shares for
  web site - 2000                          $    25,000
                                           ------------
 Issuance of 2,175,000 common shares for
  services - 2003                               75,500
                                           ------------
 Issuance of 3,016,097 common shares for
  services and expenses - 2004                  74,500
                                           ------------
 Issuance of 250,000 common shares for
  services - 2005                                5,000
                                           ------------

  The accompanying notes are an integral part of these financial statements.
                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2005

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


               OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             December 31, 2005

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

On December 31, 2005, the Company and its subsidiaries had a net operating loss available for carry forward of $973,818. The income tax benefit of approximately $292,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2021 through 2025.

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

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.




                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             December 31, 2005

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

Office equipment
----------------

Office equipment is depreciated over 3 and 7 years using the straight line method.

      Cost                                                 $ 15,084
      Less accumulated depreciation                          10,776
                                                           ---------
           Net                                                4,308
                                                           ---------
3.  OIL AND GAS LEASES

During August 2003 Western Gas Corporation (subsidiary) acquired an undivided 2.5% working interest, with a 1.875% net revenue in a 75% interest, in an oil and gas lease known as "Mana Huilla Creek Prospect" located in Goliad County , Texas.

The lease has not been proven and therefore all costs for acquisition and exploration have been expensed.



                OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             December 31, 2005

===========================================================================

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, and Apex Resources, Inc. (an affiliate by common officers) have acquired 26% of the common stock issued.

Officer-directors have made no interest, demand loans to the Company of $22,800.

A Company affiliate has made no interest, demand loans to the Company of $121,203.

5.  CAPITAL STOCK

During July 2002 the Company completed the sale of an offering of 5,098,500 units at $.10 per unit. Each unit consists of one share of common stock, one redeemable A warrant to purchase an additional common share at $.50 by July 10, 2003 (expired), and one redeemable B warrant to purchase an additional common share at $1.20 by July 10, 2007 which would amount to the issuance of 5,098,500 additional shares. On the report date no warrants had been exercised.

During 2005 the Company issued 250,000 restricted common shares for services of $5,000 and 6,100,000 restricted common shares for stock subscriptions receivable of $250,000.

6.  GOING CONCERN

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