Form 10QSB
period 2006-03-31
OMEGA VENTURES GROUP INC
filed 2006-05-15
CIK 741017

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
   March 31, 2006                                           333-51180

                         OMEGA VENTURES GROUP, INC.
                        ---------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                 ----------
       (State or other jurisdiction of incorporation or organization)

                                 87-0661638
                               --------------
                    (I.R.S. Employer Identification No.)

           299 South Main, Suite 1300, Salt Lake City, Utah 84111
         ----------------------------------------------------------
                  (Address of principal executive offices)

                               (801) 534-4450
                             -----------------
            (Registrant's telephone number, including area code)

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

                             X   Yes             No
                          -------        ------


Check if the Issuer is a shell company.   [X]

As of May 11, 2006, the Company had 92,625,212 shares of its $0.001 par value common stock outstanding.

                       PART I   FINANCIAL INFORMATION

Item 1. Financial Statements


                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                  CONSOLIDATED BALANCE SHEETS - unaudited
                    March 31, 2006 and December 31, 2005

===========================================================================

                                                    Mar 31,       Dec 31,
                                                     2006          2005
                                                 ------------  ------------
                                   ASSETS
CURRENT ASSETS

 Cash                                            $   253,272   $    25,615
                                                 ------------  ------------
     Total Current Assets                            253,272        25,615

FURNITURE AND EQUIPMENT -
 net of accumulated depreciation                       3,458         4,308
                                                 ------------  ------------
                                                $    256,730   $    29,923

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable - affiliates                       121,203       121,203
 Accounts payable - related parties                   22,800        22,800
 Accounts payable                                    104,409        97,454
                                                 ------------  ------------
     Total Current Liabilities                       248,412       241,457
                                                 ------------  ------------

STOCKHOLDERS' DEFICIENCY
 Preferred stock
   100,000,000 shares authorized, at $.001
   par value - none issued                              -             -
 Common stock
   400,000,000 shares authorized, at $.001
   par value; 49,339,597 shares issued and
   outstanding                                        49,340        49,340
 Capital in excess of par value                      962,944       962,944
 Stock subscriptions receivable                     (250,000)     (250,000)
 Stock subscriptions received                        227,641          -
 Deficit accumulated during the development stage   (981,607)     (973,818)
                                                 ------------  ------------
     Total Stockholders' Deficit                       8,318      (211,534)
                                                 ------------  ------------
                                                 $   256,730   $    29,923
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements.

                                     2

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
             CONSOLIDATED STATEMENTS OF OPERATIONS - unaudited
     For the Three Months Ended March 31, 2006 and 2005 and the period
          September 19, 2000 (Date of Inception) to March 31, 2006

===========================================================================

                                                              Sept 19, 2000
                                        Mar 31,       Mar 31,           to
                                          2006          2005   Mar 31, 2006
                                   ------------  ------------  ------------
REVENUES                            $     -       $    -        $     823
                                   ------------  ------------  ------------
EXPENSES

 Market development                       -             -          387,988
 Exploration                              -             -           41,584
 Development of web site -
  preliminary project stage               -              -          25,000
 Depreciation & amortization               850         1,100        16,653
 Administrative                          6,955         9,079       471,228
                                   ------------  ------------  ------------
                                         7,805        10,179       942,453
                                   ------------  ------------  ------------
NET LOSS FROM OPERATIONS                (7,805)      (10,179)     (941,630)

OTHER INCOME AND EXPENSES

 Interest income                            16         -                89
 Interest expense                        -            (3,164)      (18,242)
 Loss of assets                          -             -           (21,824)
                                   ------------  ------------  ------------
NET LOSS                           $    (7,789)  $   (13,343)  $  (981,607)
                                   ============  ============  ============

NET LOSS PER COMMON SHARE
 Basic and dilutive                $     -       $     -

AVERAGE OUTSTANDING SHARES -
(stated in 1,000's)
    Basic                               49,340        44,989
    Diluted                             54,439        50,088


 The accompanying notes are an integral part of these financial statements
                                     3

                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                       ( Development  Stage Company)
             CONSOLIDATED  STATEMENTS OF CASH FLOWS - unaudited
     For the Three Months Ended March 31, 2006 and 2005 and the Period
          September 19, 2000 (Date of Inception) to March 31, 2006


=====================================================================================
                                                                        Sept 19, 2000
                                                  Mar 31,       Mar 31,           to
                                                    2006          2005   Mar 31, 2006
                                             ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $    (7,789)  $   (13,343)  $  (981,607)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities
  Depreciation & amortization                        850         1,100        16,653
  Change in accounts payable                       6,955        23,330       243,016
  Issuance of capital stock for web site            -             -           25,000
  Issuance of capital stock for services            -            5,000       155,000
                                             ------------  ------------  ------------
   Net Change in Cash From Operations                 16        16,087      (541,938)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of web site                              -              -          (5,027)
  Purchase land and deposit                         -          (15,000)     (109,676)
  Purchase of equipment                             -             -          (15,084)
                                             ------------  ------------  ------------
                                                    -          (15,000)     (129,787)
                                             ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in a note payable                         -             -          115,072
  Stock subscriptions received                   227,641           -         227,641
  Net proceeds from issuance of
   common stock                                     -             -          582,284
                                             ------------  ------------  ------------
                                                 227,641          -          924,997
                                             ------------  ------------  ------------
   Net change  in Cash                           227,657         1,087       253,272

   Cash at Beginning of Period                    25,615           608          -
                                             ------------  ------------  ------------
   Cash at End of Period                     $   253,272   $     1,695   $   253,272
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
                                                                         ------------

 The accompanying notes are an integral part of these financial statements
                                     4

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               March 31, 2006

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



                OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               March 31, 2006

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

On March 31, 2006, the Company and its subsidiaries had a net operating loss available for carry forward of $ 981,607. The income tax benefit of approximately $ 294,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2021 through 2027.

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


               OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               March 31, 2006

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

Office equipment
----------------

Office equipment is depreciated over 3 and 7 years using the straight line method.

     Cost                                                $ 15,084
     Less accumulated depreciation                         11,626
                                                         ---------
          Net                                            $  3,458
                                                         =========

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





                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               March 31, 2006

===========================================================================

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

During the quarter ended March 31, 2006 the Company received $ 227,641 as payment for a private placement sale of common shares. As of the quarter end, the share price and number of shares to be issued in connection with this private placement had not determined. Subsequent to the quarter end, the Company and the investor agreed upon a purchase price of $0.01 per share. This will result in the Company issuing 22,764,100 shares to the investor. The Company anticipates these shares will be issued some time during the second quarter of 2006.

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

     During 2004 and 2005, the Company has primarily focused its efforts into the acquisition of interests in oil and gas projects and real estate. Because of limited funds, however, the Company has been unsuccessful in its efforts. As a result of its limited funds, the Company engaged in very little operating activity during 2006.

     The Company has three wholly-owned subsidiaries: Western Gas
Corporation; Arizona Land Corporation and Vogue Environmental Solutions,
Inc.

     Western Gas Corporation
     -----------------------
     Due to a lack of funds, Western Gas did not engage in any exploration activities during the quarter ended March 31, 2006.

     Arizona Land Corporation
     ------------------------

     Due to a lack of funds, Arizona Land did not engage in any exploration activities during the quarter ended March 31, 2006.

     Vogue Environmental Solutions, Inc.
     -----------------------------------

     Due to a lack of funds, Vogue Environmental Solutions did not engage in active operations during the quarter ended March 31, 2006.




Source of Funds
---------------

     Because the Company is not currently generating revenue, it is dependent upon loans from related parties and private sales of its securities to fund its operations.

     NOTE 6 OF THE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS states that the Company will need additional capital to service its debt and funds it planned activities, which raises substantial doubt about the Company's ability to continue as a going concern. The Company has never generated revenue and it is unlikely the Company will generate revenue during 2006, which raises substantial doubt about the Company's ability to continue as a going concern. To continue operations, the Company will need to obtain funding from third parties. This funding may be sought by means of private equity or debt financing by the Company. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all. If the Company is unsuccessful in obtaining additional funding, the Company may be unable to continue operations as it has insufficient working capital necessary to meet its expenses and service its debt.


     During the quarter the Company engaged in a private placement of its common stock and received proceeds of $227,641. Subsequent to the quarter end, the Company and the investor agreed upon a purchase price of $0.01 per share. This will result in the Company issuing 22,764,100 shares to the investor. The Company anticipates these shares will be issued some time during the second quarter of 2006.

Results of Operations
---------------------

     During the period from inception, September 19, 2000, to March 31, 2006, the Company has generated no income from active operations. Since inception, the Company has earned $823 in interest income, including $0 during the year ended March 31, 2006. The Company does not expect to generate any material revenues during the remainder of the 2006 fiscal year.

     As of March 31, 2006, the Company had an accumulated deficit of $981,607 funded by paid-in capital. At March 31, 2006, the Company had total current assets of $253,272 and total current liabilities of $248,412 compared to total current assets of $25,615 and total current liabilities of $241,457 on December 31, 2005. The private placement conducted during the quarter is the primary factor contributing to the increase in total assets. The primary contributing factors to the increase in accumulated deficit and total current liabilities is increased accounts payable during the quarter ended March 31, 2006.

     Comparison of the three months ended March 31, 2006 and 2005
     ------------------------------------------------------------

     During the three months ended March 31, 2006, the Company incurred operating expenses of $7,805 compared to $10,179 during the three months ended March 31, 2005. This decrease in operating expenses was primarily attributable to the fact that the Company had limited funds with which to operate during much of the first quarter 2006 and therefore limited its activities as much as possible.

     During the three months ended March 31, 2006 and March 31, 2005, the Company incurred no expenses for market development, exploration or website
development.   During the first quarter 2006, the Company incurred $6,955 in administrative expenses, compared to $9,079 in the first quarter 2006. Also during the first quarter 2006, the Company incurred $850 in depreciation and amortization compared to $1,100 during the first quarter 2005.


     The Company incurred no interest expense during the first quarter 2006 compared to interest expense of $3,164 during the first quarter of fiscal 2005. This reduction in interest expense was the result of a reduction of interest bearing debt obligations. These overall reductions in expenses resulted in a net loss during the three months ended March 31, 2006 of $7,789, compared to a net loss in the three months ended March 31, 2005 of $13,343. The Company anticipates its expenses and losses will continue at a rate consistent with those experienced during the first quarter 2006 until such time as the Company undertakes active operations.

Liquidity and Capital Resources
-------------------------------

     The Company has financed its operations mainly through the sale of its common stock and through loans from related parties. Since inception, the Company has been entirely dependent upon outside sources of financing for continuation of operations. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on acceptable terms or at all. As discussed above, during the quarter the Company engaged in a private placement of its common stock to an investor. As of March 31, 2006, the Company had received $227,641. Subsequent to the quarter end, the Company and the investor agreed upon a purchase price of $0.01 per share.

     As a result of the private placement, as March 31, 2006, the Company had cash on hand of $253,272. During the first quarter 2005, the Company issued 5,000,000 shares for stock subscriptions receivable of $250,000. As of March 31, 2006, the Company has not received any of the funds for the stock subscriptions. The 5,000,000 shares are being held in escrow to be released as funds are received. It is unclear at this time when or if the Company will receive these funds.

     It is unlikely the Company will realize revenue from the operations of any of its subsidiaries in through the remainder of 2006. While the Company raised $227,641 in the private offering, unless the Company can undertake a business opportunity that will allow it to generate revenue, it is unclear how long the Company may be able to continue operations.

Off Balance Sheet Financing Arrangements
----------------------------------------

     As of March 31, 2006 the Company had no off-balance sheet financing arrangements

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

                        PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities

     No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during the quarter ended March 31, 2006.

     During the quarter the Company engaged in a private placement of its common stock to Chintech Consultants, an investor from Hong Kong. The Company received proceeds of $227,641. Subsequent to the quarter end, the Company and the investor agreed upon a purchase price of $0.01 per share. This will result in the Company issuing 22,764,100 shares to the investor. The Company anticipates these shares will be issued some time during the second quarter of 2006. These shares were issued without registration under the Securities Act of 1933 in reliance upon an exemption from registration pursuant to Regulations S of the Securities Act Rules.

Item 6.  Exhibits

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

     31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                         OMEGA VENTURES GROUP, INC.



May 12, 2006             /S/ John M. Hickey
                         ---------------------------------------
                         John M. Hickey, Principal Executive Officer



May 12, 2006             /S/ John Ray Rask
                         ---------------------------------------
                         John Ray Rask, Principal Financial Officer














