Form 10QSB
period 2006-06-30
OMEGA VENTURES GROUP INC
filed 2006-08-15
CIK 741017

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
   June 30, 2006                                             333-51180

                         OMEGA VENTURES GROUP, INC.
                      --------------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
       (State or other jurisdiction of incorporation or organization)

                                 87-0661638
                            --------------------
                    (I.R.S. Employer Identification No.)

           299 South Main, Suite 1300, Salt Lake City, Utah 84111
          --------------------------------------------------------
                  (Address of principal executive offices)

                               (801) 534-4450
                            -------------------
            (Registrant's telephone number, including area code)

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

Check if the Issuer is a shell company.   [X]

As of June 30, 2006, the Company had 72,103,686 shares of its $0.001 par value common stock outstanding.


                       PART I   FINANCIAL INFORMATION

Item 1. Financial Statements


                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                  CONSOLIDATED BALANCE SHEETS - unaudited
                    June 30, 2006 and December 31, 2005

===========================================================================

                                                   Jun 30,        Dec 31,
                                                    2006           2005
                                                 ------------  ------------
ASSETS
CURRENT ASSETS
 Cash                                               $ 84,243      $ 25,615
                                                 ------------  ------------
   Total Current Assets                               84,243        25,615
                                                 ------------  ------------

FURNITURE AND EQUIPMENT - net of
accumulated depreciation                               2,608         4,308
                                                 ------------  ------------
                                                 $    86,851   $    29,923
                                                 ============  ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable - affiliates                        70,123       121,203
 Accounts payable - related parties                    4,700        22,800
 Accounts payable                                     85,957        97,454
                                                 ------------  ------------
   Total Current Liabilities                         160,780       241,457
                                                 ------------  ------------

STOCKHOLDERS' DEFICIENCY
 Preferred stock
  100,000,000 shares authorized, at $.001
  par value - none issued                                  -            -
 Common stock
  400,000,000 shares authorized, at $.001
  par value; 72,103,686 shares issued and
  outstanding June 30                                 72,104        49,340
 Capital in excess of par value                    1,167,821       962,944
 Stock subscriptions receivable                     (250,000)     (250,000)
 Deficit accumulated during the development stage (1,063,854)     (973,818)
                                                 ------------  ------------
    Total Stockholders' Deficit                      (73,929)     (211,534)
                                                 ------------  ------------
                                                 $    86,851   $    29,923
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     2


                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
             CONSOLIDATED STATEMENTS OF OPERATIONS - unaudited
 For the Three and Six Months Ended June 30, 2006 and 2005 and the period
          September 19, 2000 (Date of Inception) to June 30, 2006

===========================================================================

                            Three Months              Six Months          Sept 19,
                        Jun 30,      Jun 30,     Jun 30,      Jun 30,      2000 to
                         2006         2005        2006         2005      Jun 30, 2006
                      -----------  ----------- -----------  -----------  ------------
REVENUES              $        -   $        -  $        -   $        -   $       823
                      -----------  ----------- -----------  -----------  ------------
EXPENSES
 Market development            -            -           -            -       387,988
 Depreciation &
  amortization               850        1,100       1,700        2,200        17,503
 Administrative           81,397        6,536      88,336       15,615       552,625
 Exploration                   -            -           -            -        41,584
 Development of web
  site - preliminary
  project stage                -            -           -           -         25,000
                      -----------  ----------- -----------  -----------  ------------
NET LOSS - OPERATIONS    (82,247)      (7,636)    (90,036)     (17,815)   (1,023,877)
                      -----------  ----------- -----------  -----------  ------------
OTHER EXPENSE
 Interest income               -            -           -            -            89
 Interest expense              -       (3,220)          -       (6,384)      (18,242)
 Loss of assets                -            -           -            -       (21,824)
                      -----------  ----------- -----------  -----------  ------------
NET LOSS              $  (82,247)  $  (10,856) $  (90,036)  $  (24,199)  $(1,063,854)
                      ===========  =========== ===========  ===========  ============

NET LOSS PER
COMMON SHARE

Basic                  $       -      $     -     $     -      $     -
                      -----------  ----------- -----------  -----------
AVERAGE OUTSTANDING
SHARES
(stated in 1,000's)
 Basic                    49,340       44,165      46,165       44,165
                      -----------  ----------- -----------  -----------
 Diluted                  54,439       50,088      51,264       50,088
                      -----------  ----------- -----------  -----------


 The accompanying notes are an integral part of these financial statements
                                     3

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
               STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                             to June  30, 2006

===========================================================================

                                                             Capital in
                                           Common Stock       Excess of   Accumulated
                                       Shares       Amount    Par Value     Deficit
                                    -----------  ----------- -----------  -----------
Balance September 19, 2000                   -            -          -         -

Issuance of common stock for cash
 at $.001 - September 19, 2000       16,000,000       16,000       -           -
Issuance of common stock for web
  site - September 25, 2000 -
  Note 3                              6,000,000        6,000     19,000         -
Issuance of common stock for cash
  at  $.01 - October 10, 2000         5,000,000        5,000     44,810          -
Net operating loss for the period
  September 19, 2000 to December
  31, 2000                                    -            -         -      (47,010)
                                    -----------  ----------- -----------  -----------
Issuance of common stock for cash
  at $.0012 - January 2001            2,500,000        2,500         500          -
Net operating loss for the year
  ended December 31, 2001                    -             -          -      (11,639)
Issuance of common stock for cash
  at $.10 - net of offering costs
  - July 22, 2002                     5,098,500        5,099     405,735           -
Net operating loss for year
   ended December 31, 2002                   -            -           -     (389,097)
                                    -----------  ----------- -----------  -----------
Issuance of common stock for
  services at $.04 - January
  through March 2003 - net of
  cancellations                       1,750,000        1,750      68,250           -
Issuance of common stock for
  expenses at $.02 - March
  27, 2003                              125,000          125       2,375            -
Issuance of common stock for cash
  at $.15 - May 30, 2003                200,000          200      29,800
Issuance of common stock for cash
  at $.023 - October 20, 2003         2,500,000        2,500      55,140            -
Issuance of common stock for
  expenses at $.01 -
  December 2, 2003                      300,000          300       2,700            -
Return and cancellation of common
  stock - December 2003               (500,000)        (500)         500            -
Net operating loss for the year
  ended December 31, 2003                                                   (342,721)
                                    -----------  ----------- -----------  -----------
Issuance of common stock for cash
  at $.015 - February 20, 2004        1,000,000        1,000      14,000           -
Issuance of common stock for
  expenses at $.03 - June 2, 2004     1,543,232        1,543      44,567           -
Issuance of common stock for
  expenses at $.02 -
  August 25, 2004                     1,122,865        1,123      21,334           -
Issuance of common stock for
  expenses at $.017 -
  October 13, 2004                      350,000          350       5,583           -
Net operating loss for the year
  ended December 31, 2004                  -              -          -      (120,924)
                                    -----------  ----------- -----------  -----------
Balance December 31, 2004           42,989,597        42,990     714,294    (911,391)



 The accompanying notes are an integral part of these financial statements.

                                     4

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
               STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                             to June  30, 2006

===========================================================================

                                                             Capital in
                                           Common Stock       Excess of   Accumulated
                                       Shares       Amount    Par Value     Deficit
                                    -----------  ----------- -----------  -----------
Issuance of common stock for
  expenses at $.02 - Jan  2005          250,000         250       4,750             -
Issuance of common stock for
  subscription receivable -
  net of finders fees - Jan 2005      6,100,000       6,100     243,900             -
Net operating loss for the year
  ended December 31,  2005                  -            -           -       (62,427)
                                    -----------  ----------- -----------  -----------
Balance December 31, 2005            49,339,597       49,340    962,944     (973,818)

Issuance of common shares for
  cash - net of issuance costs
   - June 2006                       22,764,089       22,764     204,877          -
Net operating loss for the six
  months ended June 30,  2006                -            -            -     (90,036)
                                    -----------  ----------- -----------  -----------
Balance June  30,  2006              72,103,686     $ 72,104 $ 1,167,821 $(1,063,854)
                                    ===========  =========== ===========  ===========







 The accompanying notes are an integral part of these financial statements.
                                     5


                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                       ( Development  Stage Company)
             CONSOLIDATED  STATEMENTS OF CASH FLOWS - unaudited
       For the Six Months Ended June 30, 2006 and 2005 and the Period
          September 19, 2000 (Date of Inception) to June 30, 2006
===========================================================================

                                                                        Sept 19, 2000
                                                Jun 30,       Jun 30,      to Jun 30,
                                                 2006          2005          2006
                                             ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $   (90,036)  $   (24,199)  $(1,063,854)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities
   Depreciation & amortization                     1,700         2,200        17,503
   Change in accounts payable                    (11,497)       25,475       224,564
   Issuance of capital stock for web site              -         2,517        25,000
   Issuance of capital stock for services              -         5,000       155,000
                                             ------------  ------------  ------------
   Net Change in Cash From Operations            (99,833)       10,993      (641,787)
                                             ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of web site                                  -             -        (5,027)
 Purchase land and deposit                             -       (10,000)     (109,676)
 Purchase of equipment                                 -             -       (15,084)
                                             ------------  ------------  ------------
                                                       -       (10,000)     (129,787)
                                             ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Changes  in a  note payable                     (69,180)            -        45,892
 Net proceeds from issuance of common stock      227,641             -       809,925
                                             ------------  ------------  ------------
                                                 158,461             -       855,817
                                             ------------  ------------  ------------
   Net change  in Cash                            58,628           993        84,243
                                             ------------  ------------  ------------
   Cash at Beginning of Period                    25,615           608             -
                                             ------------  ------------  ------------
   Cash at End of Period                     $    84,243   $     1,601   $    84,243
                                             ============  ============  ============

NON CASH FLOWS FROM OPERATING ACTIVITIES
 Issuance of  6,000,000 common shares for
  web site - 2000                            $    25,000
                                             ------------
 Issuance of 2,175,000 common shares for
  services - 2003                                 75,500
                                             ------------
 Issuance of 3,016,097 common shares for
  services and expenses - 2004                    74,500
                                             ------------
 Issuance of 250,000 common shares for
  expenses - 2005                                  5,000
                                             ------------


 The accompanying notes are an integral part of these financial statements
                                     6

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 2006

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



               OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               June 30, 2006

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

On June 30, 2006, the Company and its subsidiaries had a net operating loss available for carry forward of $ 1,063,854. The income tax benefit of approximately $ 319,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2021 through 2027.

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




               OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               June 30, 2006

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

Office equipment
----------------

Office equipment is depreciated over 3 and 7 years using the straight line method.

     Cost                                              $ 15,084
     Less accumulated depreciation                       12,476
                                                       ---------
           Net                                            2,608
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

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, and Apex Resources, Inc. (an affiliate by common officers) have acquired 21% of the common stock issued.

Officer-directors have made no interest, demand loans to the Company of $4,700.

A Company affiliate has made no interest, demand loans to the Company of $70,123.






                OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                               June 30, 2006

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

During 2006 the Company issued 22,764,089 restricted common shares for $ 227,641, net of issuance costs.

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




Item 2.  Plan of Operations

     This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. Actual results may differ materially depending on a variety of factors. For a complete understanding, this Plan of Operations should be read in conjunction with the Part I- Item 1. Financial Statements to this Form 10-QSB and with the Form 10-KSB Annual Report of the Company filed with the Securities and Exchange Commission on April 27, 2006.

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

     During 2004 and 2005, the Company primarily focused its efforts into the acquisition of interests in oil and gas projects and real estate. Because of limited funds, however, the Company has been unsuccessful in its efforts. As a result of its limited funds, the Company engaged in very little operating activity during 2006.

     The Company has three wholly-owned subsidiaries: Western Gas
Corporation; Arizona Land Corporation and Vogue Environmental Solutions,
Inc.

     Western Gas Corporation
     -----------------------

     Due to a lack of funds, Western Gas did not engage in any exploration activities during the quarter ended June 30, 2006.

     Arizona Land Corporation
     ------------------------

     Due to a lack of funds, Arizona Land did not engage in any land acquisition activities during the quarter ended June 30, 2006.

     Vogue Environmental Solutions, Inc.
     -----------------------------------

     Due to a lack of funds, Vogue Environmental Solutions did not engage in active operations during the quarter ended June 30, 2006.


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

     During the quarter the Company finalized the terms of a private placement of its common stock. The Company sold 22,764,100 shares of its common stock in exchange for proceeds of $227,641. The Company shares were issued in June 2006.

RESULTS OF OPERATIONS
---------------------

     During the period from inception, September 19, 2000, to June 30, 2006, the Company has generated no income from active operations. Since inception, the Company has earned $823 in interest income, including $0 during the six months ended June 30, 2006. The Company does not expect to generate any material revenues during the remainder of the 2006 fiscal year.

     As of June 30, 2006, the Company had an accumulated deficit of $1,063,854 funded by paid-in capital. At June 30, 2006, the Company had total current assets of $84,243 and total current liabilities of $160,780 compared to total current assets of $25,615 and total current liabilities of $241,457 on December 31, 2005. The private placement conducted during the quarter is the primary factor contributing to the increase in total assets. The primary contributing factors to the increase in accumulated deficit and total current liabilities is increased accounts payable during the quarter ended June 30, 2006.

     COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
     -----------------------------------------------------------

     During the three months ended June 30, 2006, the Company incurred operating expenses of $82,247 compared to $7,636 during the three months ended June 30, 2005. This significant increase in operating expenses was attributable to a significant increase in administrative expense.

     During the three months ended June 30, 2006 and June 30, 2005, the Company incurred no expenses for market development, exploration or website development. During the second quarter 2006, the Company incurred $81,397 in administrative expenses, compared to $6,536 in the first quarter 2006. This significant increase in administrative expense is largely attributable to increased travel and legal expenses and consulting fees. During the second quarter 2006, the Company incurred $850 in depreciation and amortization compared to $1,100 during the second quarter 2005.

     The Company incurred no interest expense during the second quarter of 2006 but did incur interest expense of $3,220 during the second quarter of 2005. The Company anticipates its expenses and losses will continue at a rate consistent with those experienced during the first quarter 2006 until such time as the Company undertakes active operations.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company has financed its operations mainly through the sale of its common stock and through loans from related parties. Since inception, the Company has been entirely dependent upon outside sources of financing for continuation of operations. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on acceptable terms or at all. As discussed above, during the quarter the Company finalized a private placement of its common stock to an investor. In exchange for $227,641, the investors in the private placement were issued 22,764,089 shares of our common stock.

     As of June 30, 2006, the Company had cash on hand of $84,243. During the second quarter 2005, the Company issued 5,000,000 shares for stock subscriptions receivable of $250,000. As of June 30, 2006, the Company has not received any of the funds for the stock subscriptions. The 5,000,000 shares are being held in escrow to be released as funds are received. It is unclear at this time if, or when, the Company will receive these funds.

     It is unlikely the Company will realize revenue from the operations of any of its subsidiaries through the remainder of 2006. While the Company raised $227,641 in the private offering, unless the Company can undertake a business opportunity that will allow it to generate revenue, it is unclear how long the Company may be able to continue operations.

OFF BALANCE SHEET FINANCING ARRANGEMENTS
----------------------------------------

     As of June 30, 2006 the Company had no off-balance sheet financing arrangements

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

                        PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

     No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during the quarter ended June 30, 2006.

     During the quarter the Company finalized a private placement of its common stock to Chintech Consultants, an investor from Hong Kong. The Company received proceeds of $227,641 in exchange for 22,764,089 shares of
Company common stock.    These shares were issued without registration
under the Securities Act of 1933 in reliance upon an exemption from registration pursuant to Regulations S of the Securities Act Rules.

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

                              OMEGA VENTURES GROUP, INC.



August 14, 2006               /S/ John M. Hickey
                              -------------------------------------------
                              John M. Hickey, Principal Executive Officer



August 14, 2006               /S/ John Ray Rask
                              -------------------------------------------
                              John Ray Rask, Principal Financial Officer








