Form 10QSB
period 2006-09-30
OMEGA VENTURES GROUP INC
filed 2006-11-14
CIK 741017

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
   September 30, 2006                                        333-51180

                         OMEGA VENTURES GROUP, INC.
                      -------------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                ------------
       (State or other jurisdiction of incorporation or organization)

                                 87-0661638
                            --------------------
                    (I.R.S. Employer Identification No.)

           299 South Main, Suite 1300, Salt Lake City, Utah 84111
           ------------------------------------------------------
                  (Address of principal executive offices)

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

                              X  Yes         No
                            -----        ----


Check if the Issuer is a shell company.   [X]

As of September 30, 2006, the Company had 72,103,686 shares of its $0.001 par value common stock outstanding.

                       PART I   FINANCIAL INFORMATION

                        Item 1. Financial Statements

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                  CONSOLIDATED BALANCE SHEETS - unaudited
                  September 30, 2006 and December 31, 2005

                                                   Sept 30,       Dec 31,
                                                     2006          2005
                                                 ------------  ------------
                                   ASSETS
CURRENT ASSETS
  Cash                                           $    32,835   $    25,615
                                                 ------------  ------------
     Total Current Assets                             32,835        25,615
                                                 ------------  ------------
FURNITURE AND EQUIPMENT - net of
accumulated depreciation                               3,935         4,308
                                                 ------------  ------------
                                                 $    36,770   $    29,923
                                                 ============  ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable - affiliates                       58,923       121,203
  Accounts payable - related parties                   2,700        22,800
  Accounts payable                                    87,931        97,454
                                                 ------------  ------------
     Total Current Liabilities                       149,554       241,457
                                                 ------------  ------------
STOCKHOLDERS' DEFICIENCY
  Preferred stock
   100,000,000 shares authorized,
   at $.001 par value - none issued                        -             -
  Common stock
   400,000,000 shares authorized, at $.001
   par value; 72,103,686 shares issued and
   outstanding June 30                                72,104        49,340
  Capital in excess of par value                   1,167,821       962,944
  Stock subscriptions receivable                    (250,000)     (250,000)
  Deficit accumulated during the
   development stage                              (1,102,709)     (973,818)
                                                 ------------  ------------
     Total Stockholders' Deficit                    (112,784)     (211,534)
                                                 ------------  ------------
                                                 $    36,770   $    29,923
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements.
                                     2

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
             CONSOLIDATED STATEMENTS OF OPERATIONS - unaudited

      For the Three and Nine Months Ended September 30, 2006 and 2005
           and the period September 19, 2000 (Date of Inception)
                           to September 30, 2006

                                                                             Sept 29,
                                  Three Months             Nine  Months       2000 to
                         Sept 30,    Sept 30,     Sept 30,     Sept 30,      Sept 30,
                             2006         2005        2006         2005          2006
                      -----------  ----------- -----------  -----------  ------------
REVENUES              $        -   $        -  $        -   $        -   $       823
                      -----------  ----------- -----------  -----------  ------------
EXPENSES
 Market development            -            -           -            -       387,988
 Depreciation
  & amortization             850          850       2,550        3,050        18,353
 Administrative           38,005        5,349     126,341       20,964       590,630
 Exploration                   -            -           -            -        41,584
 Development of web
  site - preliminary
  project stage                -            -           -            -        25,000
                      -----------  ----------- -----------  -----------  ------------
NET LOSS - OPERATIONS    (38,855)      (6,199)   (128,891)     (24,014)   (1,062,732)

OTHER EXPENSE
 Interest income               -           38           -           38            89
 Interest expense              -       (3,220)          -       (9,604)      (18,242)
 Loss of assets                -            -           -            -       (21,824)
                      -----------  ----------- -----------  -----------  ------------
NET LOSS              $  (38,855)  $   (9,381) $ (128,891)  $  (33,580)  $(1,102,709)
                      ===========  =========== ===========  ===========  ============

NET LOSS PER
COMMON SHARE
 Basic                $        -   $        -  $        -   $        -

AVERAGE OUTSTANDING
SHARES (stated in
1,000's)
 Basic                    72,102       49,340      60,722       46,165
                      -----------  ----------- -----------  -----------
 Diluted                  77,203       54,439      65,821       51,264
                      -----------  ----------- -----------  -----------


 The accompanying notes are an integral part of these financial statements
                                     3

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                           to September  30, 2006

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

                                     4

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
               STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                                to September  30, 2006

                                                             Capital in
                                           Common Stock       Excess of   Accumulated
                                       Shares       Amount    Par Value     Deficit
                                    -----------  ----------- -----------  -----------
Issuance of common stock for
  expenses at $.02 - Jan  2005          250,000         250       4,750             -
Issuance of common stock for
  subscription receivable -
  net of finders fees - Jan 2005      6,100,000       6,100     243,900             -
Net operating loss for the year
  ended December 31,  2005                  -            -           -       (62,427)
                                    -----------  ----------- -----------  -----------
Balance December 31, 2005            49,339,597       49,340    962,944     (973,818)

Issuance of common shares for
  cash - net of issuance costs
   - June 2006                       22,764,089       22,764     204,877          -
Net operating loss for the nine
  months ended September 30, 2006            -            -            -    (128,891)
                                    -----------  ----------- -----------  -----------
Balance September 30,  2006          72,103,686     $ 72,104 $ 1,167,821 $(1,102,709)
                                    ===========  =========== ===========  ===========




 The accompanying notes are an integral part of these financial statements
                                     5

               OMEGA VENTURES GROUP ,  INC. AND SUBSIDIARIES
                       ( Development  Stage Company)
             CONSOLIDATED  STATEMENTS OF CASH FLOWS - unaudited
    For the Nine Months Ended September 30, 2006 and 2005 and the Period
        September 19, 2000 (Date of Inception) to September 30, 2006

                                                                        Sept 19, 2000
                                                Sept 30,       Sept 30,   to Sept 30,
                                                  2006           2005         2006
                                             ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                  $  (128,891)  $   (33,580)  $(1,102,709)
   Adjustments to reconcile net loss to
   net cash provided by operating
   activities
     Depreciation & amortization                   2,550         3,050        18,353
     Change in accounts payable                   (9,523)       32,982       226,538
     Issuance of capital stock for web site            -         2,517        25,000
     Issuance of capital stock for services            -         5,000       155,000
                                             ------------  ------------  ------------
Net Change in Cash From Operations              (135,864)        9,969      (677,818)
                                             ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of web site                                -             -        (5,027)
   Purchase land and deposit                           -       (10,000)     (109,676)
   Purchase of equipment                          (2,177)            -       (17,261)
                                             ------------  ------------  ------------
                                                  (2,177)      (10,000)     (131,964)
                                             ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Changes in a note payable                     (82,380)            -        32,692
   Net proceeds from issuance of
     common stock                                227,641             -       809,925
                                             ------------  ------------  ------------
                                                 145,261             -       842,617
                                             ------------  ------------  ------------
     Net change  in Cash                           7,220           (31)       32,835

     Cash at Beginning of Period                  25,615           608             -
                                             ------------  ------------  ------------
     Cash at End of Period                   $    32,835   $       577   $    32,835
                                             ============  ============  ============
NON CASH FLOWS FROM OPERATING ACTIVITIES
   Issuance of 6,000,000 common shares
     for web site - 2000                        $ 25,000
                                             ------------
   Issuance of 2,175,000 common shares
     for services - 2003                          75,500
                                             ------------
    Issuance of 3,016,097 common shares
     for services and expenses - 2004             74,500
                                             ------------
   Issuance of 250,000 common shares
     for expenses - 2005                           5,000
                                             ------------

 The accompanying notes are an integral part of these financial statements
                                     6

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 2006

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



               OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             September 30, 2006

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

On September 30, 2006, the Company and its subsidiaries had a net operating loss available for carry forward of $ 1,102,709. The income tax benefit of approximately $ 331,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2021 through 2027.

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

                OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             September 30, 2006


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

Office equipment
----------------

Office equipment is depreciated over 3 and 7 years using the straight line method

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

Officer-directors have made no interest, demand loans to the Company of $2,700.

A Company affiliate has made no interest, demand loans to the Company of $58,923.




               OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             September 30, 2006

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





                OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
                        (Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 2006

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 19, 2000 with the name "Office Managers, Inc" with authorized common stock of 50,000,000 shares at $0.001 par value. On November 13, 2003 the name was changed to "Omega Ventures Group, Inc." in connection with an increase in the authorized common stock to 400,000,000 shares, with the same par value, and the addition of authorized preferred shares of 100,000,000 shares with a par value of $.001. No terms have been determined for the preferred stock and no preferred shares have been issued.

The Company was organized for the purpose of acquiring and developing a web site on the World Wide Web devoted exclusively to office managers for the purpose of delivering office products and related professional services over the internet.

On February 13, 2003 the Company organized "Vogue Environmental Solutions, Inc". a wholly owned subsidiary. Vogue has no assets or liabilities and no operations. On August 20, 2003 the Company organized "Western Gas Corporation," a wholly owned subsidiary for the purpose of the acquisition and exploration of oil and gas leases. On November 24, 2003 the Company organized "Arizona Land Corporation," a wholly owned subsidiary, for the purpose of engaging in land investment and development.

The Company is in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not adopted a policy regarding payment of dividends.







                OMEGA VENTURES GROUP, INC.  AND SUBSIDIARIES
                        (Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             September 30, 2006

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

On September 30, 2006, the Company and its subsidiaries had a net operating loss available for carry forward of $1,102,709. The income tax benefit of approximately $331,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2021 through 2027.

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




                OMEGA VENTURES GROUP, INC.  AND SUBSIDIARIES
                        (Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             September 30, 2006


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




                OMEGA VENTURES GROUP, INC.  AND SUBSIDIARIES
                        (Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             September 30, 2006


3.  OIL AND GAS LEASES

During August 2003 Western Gas Corporation (subsidiary) acquired an undivided 2.5% working interest, with a1.875% net revenue in a 75% interest, in an oil and gas lease known as "Mana Huilla Creek Prospect" located in Goliad County, Texas.

The lease has not been proven and therefore all costs for acquisition and exploration have been expensed.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, and Apex Resources Group, Inc. (an affiliate by common officers) have acquired 21% of the common stock issued.

Officer-directors have made no interest, demand loans to the Company of $2,700.
A Company affiliate has made no interest, demand loans to the Company of $58,923.

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

During 2006 the Company issued 22,764,089 restricted common shares for $227,641, net of issuance costs.





                OMEGA VENTURES GROUP, INC.  AND SUBSIDIARIES
                        (Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             September 30, 2006


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

     The Company has three wholly-owned subsidiaries: Western Gas
Corporation; Arizona Land Corporation and Vogue Environmental Solutions,
Inc.

     Western Gas Corporation
     -----------------------

     Due to a lack of funds, Western Gas did not engage in any exploration activities during the quarter ended September 30, 2006.

     Arizona Land Corporation
     ------------------------

     Due to a lack of funds, Arizona Land did not engage in any land acquisition activities during the quarter ended September 30, 2006.

     Vogue Environmental Solutions, Inc.
     -----------------------------------

     Due to a lack of funds, Vogue Environmental Solutions did not engage in active operations during the quarter ended September 30, 2006.


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

     During the second quarter the Company finalized the terms of a private placement of its common stock. The Company sold 22,764,100 shares of its common stock in exchange for proceeds of $227,641. The Company shares were issued in June 2006.

RESULTS OF OPERATIONS
---------------------

     During the period from inception, September 19, 2000, to September 30, 2006, the Company has generated no income from active operations. Since inception, the Company has earned $823 in interest income, including $0 during the nine months ended September 30, 2006. The Company does not expect to generate any material revenues during the remainder of the 2006 fiscal year.

     As of September 30, 2006, the Company had an accumulated deficit of $1,102,709 funded by paid-in capital. At September 30, 2006, the Company had total current assets of $32,835 and total current liabilities of $149,554 compared to total current assets of $25,615 and total current liabilities of $241,457 on December 31, 2005. The private placement conducted during the second quarter is the primary factor contributing to the increase in total assets. The primary contributing factors to the decrease in accumulated deficit and total current liabilities is decreased accounts payable during the quarter ended June 30, 2006.

     COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
     ----------------------------------------------------------------

     During the three months ended September 30, 2006, the Company incurred operating expenses of $38,855 compared to $6,199 during the three months ended September 30, 2005. This significant increase in operating expenses was attributable to a significant increase in administrative expense.

     During the third quarter 2006, the Company incurred $38,005 in administrative expenses, compared to $5,349 in the third quarter 2005.
This significant increase in administrative expense is largely attributable to increased travel expenses incurred in connection with the relocation of the Company's offices to Salt Lake City. The Company also paid John Hickey $10,000 for consulting fees during the three months ended September 30, 2006. During the third quarter 2006, the Company incurred $850 in depreciation and amortization compared to $850 during the third quarter 2005.

     During the three months ended September 30, 2006 and September 30, 2005, the Company incurred no expenses for market development, exploration or website development.

     The Company incurred no interest expense during the third quarter of 2006 but did incur interest expense of $3,220 during the third quarter of 2005. The Company anticipates its expenses and losses will continue at a rate consistent with those experienced during the second quarter 2006 until such time as the Company undertakes active operations.


     COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
     ---------------------------------------------------------------

     During the nine months ended September 30, 2006, the Company incurred operating expenses of $128,891 compared to $24,014 during the nine months ended September 30, 2005. As stated above, significant increase in operating expenses was attributable to a significant increase in administrative expense.

     During the nine month period ended September 30, 2006, the Company incurred $126,341 in administrative expenses, compared to $20,964 during the nine months ended September 30, 2005. This significant increase in administrative expense is largely attributable to increased travel, to oversee the office move to Salt Lake City, Utah, and consulting fees for third quarter. During the nine month period ended September 30, 2006, the Company incurred $2,550 in depreciation and amortization compared to $3,050 during the nine months ended September 30, 2006.

     During the nine months ended September 30, 2006, the Company incurred no expenses for market development, exploration, or website development, compared to no expense during the nine months ended September 30, 2005.

     As a result of no activity in its land acquisitions, the Company has incurred $0 in interest expense during the nine months of 2006, compared to $9,604 during the nine months of 2005. These overall reductions in expenses resulted in a net loss during the nine months ended September 30, 2006 of $128,891, compared to a net loss during the nine month period ended September 30, 2005 of $33,580. The Company anticipates its expenses and losses will continue at a rate consistent with those incurred during the first nine months of 2006, until such time as the Company can raise additional funds to pursue operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company has financed its operations mainly through the sale of its common stock and through loans from related parties. Since inception, the Company has been entirely dependent upon outside sources of financing for continuation of operations. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on acceptable terms or at all. As discussed above, during the second quarter the Company finalized a private placement of its common stock to an investor. In exchange for $227,641, the investor in the private placement was issued 22,764,089 shares of our common stock.

     As of September 30, 2006, the Company had cash on hand of $32,835. During the second quarter 2005, the Company issued 5,000,000 shares for stock subscriptions receivable of $250,000. As of September 30, 2006, the Company has not received any of the funds for the stock subscriptions. The 5,000,000 shares are being held in escrow to be released as funds are received. It is unclear at this time if, or when, the Company will receive these funds.

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


OFF BALANCE SHEET FINANCING ARRANGEMENTS
----------------------------------------

     As of September 30, 2006 the Company had no off-balance sheet financing arrangements


ITEM 3.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our principal executive officer and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of September 30, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                        PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

     Exhibits.      The following exhibits are included as part of this
                    report:

     Exhibit No.    Exhibit
     -----------    -----------------------------------------------------

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




                                   OMEGA VENTURES GROUP, INC.



November 11, 2006                  /s/ John M. Hickey
                                   ------------------------------------
                                   John M. Hickey, Principal Executive
                                   Officer



November 11, 2006                  /s/ John Ray Rask
                                   ------------------------------------
                                   John Ray Rask, Principal Financial
                                   Officer













