Form 10KSB
period 2006-12-31
OMEGA VENTURES GROUP INC
filed 2007-04-02
CIK 741017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended:  December 31, 2006
                                -----------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from                to
                                    --------------    --------------

                     Commission File Number:  333-51180
                                             ----------

                         OMEGA VENTURES GROUP, INC.
             --------------------------------------------------
             (Exact name of registrant as specified in charter)

     NEVADA                                                 87-0661638
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

299 South Main, Suite 1300, Salt Lake City, Utah                   84111
------------------------------------------------                -----------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:  (801) 534-4450
                                                 ---------------

Securities registered pursuant to section 12 (b) of the Act:   None

Securities registered pursuant to section 12 (g) of the Act: Common, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [x]   No [  ]   (2)  Yes [x]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Check if the Issuer is a shell company. (As defined in Rule 12b-2 of the
Exchange Act)   [x]

State issuer's revenues for its most recent fiscal year:  $0
                                                        ----------

The aggregate market value of the issuer's voting stock held as of March 28, 2007, by non-affiliates of the issuer was approximately $1,015,415, based on the average of the bid price and the ask price for the Company's common stock on that date, as reported on the OTCBB.

As of March 28 2007, the registrant had 78,489,875 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format.         Yes [  ]     No [X]

Documents incorporated by reference: None.


                             TABLE OF CONTENTS
                                                                      Page
                                                                     ------
    PART I
    ------
ITEM 1. DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . .3

ITEM 2. DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . .7

ITEM 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .7

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. . . . . . . .8

    PART II
    -------

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
          SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES . . . . .8

ITEM 6.   PLAN OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . 10

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . 12

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . 12

ITEM 8A.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . 12

ITEM 8B.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 13

    PART III
    --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
          PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH
          SECTION 16 (a) OF THE EXCHANGE ACT . . . . . . . . . . . . . 13

ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . 16

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . 18

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
          AND DIRECTOR INDEPENDENCE. . . . . . . . . . . . . . . . . . 19

ITEM 13.  EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . 20

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . . 20

    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21













                                     2



---------------------------------------------------------------------------

                                   PART I

---------------------------------------------------------------------------

                         FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company may participate in the future; competition within any industry in which the Company may seek to compete in the future, including competition from much larger competitors; failure by the Company to successfully identify and develop products for which there is a demand.

ITEM 1.  DESCRIPTION OF BUSINESS

Company History
---------------

     Omega Ventures Group, Inc., (the "Company") was formed as a Nevada corporation on September 19, 2000, under the name Office Managers, Inc.
The Company is a development stage company with limited operating history. The Company's executive offices are located at 299 South Main, Suite 1300, Salt Lake City, Utah 84111. Its telephone number is (801) 534-4450. The Company's website is located at www.omegaventuresgroup.com. In July 2002, the Company completed its initial public offering. At a special shareholders meeting held on November 7, 2003, the shareholders of the Company voted to change the name of the Company from Office Managers, Inc., to Omega Ventures Group, Inc. This name change was effected by amendment to the Company's Articles of Incorporation filed on November 13, 2003.
With the name change, the trading symbol for the Company's common stock was changed by the NASDAQ on November 24, 2003 to "OMGV".

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

     During 2004 and 2005, the Company primarily focused its efforts into the acquisition of interests in oil and gas projects and real estate. Because of limited funds, however, the Company was unsuccessful in its efforts. As a result of its limited funds, the Company engaged in very little operating activity in 2006. The Company expects that unless it obtains significant additional funding, it likely will engage in very limited operations during 2007.

     The Company has three wholly-owned subsidiaries: Western Gas
Corporation; Arizona Land Corporation and Vogue Environmental Solutions,
Inc.




     Western Gas Corporation
     -----------------------

     The Company incorporated Western Gas Corporation ("Western Gas") in Nevada as a wholly-owned subsidiary on September 5, 2003, for the purpose of acquiring and managing small percentage interests in a diversified portfolio of oil and gas projects throughout North America.

     Because of a lack of funds, Western Gas did not engage in any oil and gas exploration activities during the year. Western Gas currently holds no interests in any oil and gas projects.

     Arizona Land Corporation
     ------------------------

     On November 24, 2003, the Company incorporated Arizona Land Corporation ("Arizona Land") in Nevada as a wholly-owned subsidiary. Based on management's belief that as the baby-boomer generation retires they will seek to retire to warm climates, such as Florida and Arizona, Arizona Land was formed to acquire and manage land assets in Arizona. While Arizona Land may consider acquisition of all types of real estate, its primary focus is toward the acquisition of undeveloped acreage for investment purposes. Arizona Land currently owns no interests in any real estate.

     The Company has no policies as to the number or amount of mortgages it may place on any one piece of property. Other than financial constraints, currently there are not limitations on the amount the Company may invest in any one property. In the past, the Company has emphasized real estate acquisitions focused primarily on capital gain, not on income producing properties. Should the Company be successful in raising additional funds, the Company does not intend to invest in real estate mortgages or securities or interests in other entities engaged in real estate activities.

     Arizona Land did not engage in any activities during the 2006 fiscal year. Given its limited cash resources, the Company does not anticipate that Arizona Land it will actively engage in land acquisitions until such time as the Company is able to raise significant additional funding.

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

     Vogue did not engage in active operations during the 2006 fiscal year.


     The Company is currently a "shell company" as defined in Rule 12b-2 of the Exchange act of 1934. The Company however, continues to explore opportunities in real estate, oil and gas exploration and new solutions to environmental issues. The Company is not, however, limiting its search strictly to these areas and management is constantly investigating potential business opportunities it believes can increase shareholder value. At this time, the Company has not determined what opportunities may exist, if any, nor has the Company entered into or negotiated agreements with any parties to enter into or participate in any industry.

     Competition
     -----------
     The Company is not currently engaged in active operations in any industry. The Company anticipates that at the time it, or any of its subsidiaries identify and enter into active operations that it will face competition from other businesses engaged in that industry. The Company further anticipates that competitors in any industry it enters will have greater financial resources, more experienced personnel, larger staffs and better developed relationships within those industries. Each of these factors will make it difficult for the Company and its subsidiaries to compete in their individual industries.

     Governmental Regulation
     -----------------------
     To the extent Western Gas has, or in the future does engage in oil exploration, production and related operations, it is, or will be subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the cost of doing business and affects profitability. Because such rules and regulations are frequently amended or interpreted differently by regulatory agencies, Western Gas may be unable to accurately predict the future cost or impact of complying with such laws.


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

     Environmental Regulation
     ------------------------
     The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. Because it is not currently engaged in active operations and does not own interests in any concessions, Western Gas does not presently anticipate that it will be required to expend amounts relating to oil and gas production operations that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies. Unless the Company is able to obtain significant funding and is able to acquire interests in some concessions during 2007, the Company does not anticipate incurring material compliance costs in 2007.

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

     Employees
     ---------
     Mr. John Hickey, the Company's president, is its only full time employee.

     Research and Development
     ------------------------
     The Company did not engage in any research and development for the fiscal year ending December 31, 2006.

     Reports to Security Holders
     ---------------------------
     The Company files annual and quarterly reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The Company is an electronic filer and the SEC maintains an internet site that will contain reports and other information regarding the Company which may be viewed at http://www.sec.gov.

---------------------------------------------------------------------------

                      ITEM 2.  DESCRIPTION OF PROPERTY

---------------------------------------------------------------------------


     The Company currently leases 247 square feet of executive office space located at 299 South Main Street, Suite 1300, Salt Lake City, 84111. The offices are rented on a month-to-month basis for approximately $1,600 per month. Secretarial services are provided for an additional fee as per the terms of the lease agreement, making the total monthly rent approximately $2,000. The Company believes this office space will be suitable and adequate for its needs for the next 12 months or until such time as it is able to raise additional funds and is able to identify and implement a business model that requires additional operational space.

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

---------------------------------------------------------------------------

                ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                             SECURITIES HOLDERS

---------------------------------------------------------------------------

     No matters were submitted to a vote of securities holders during the quarter ended December 31, 2006.



                                     7

---------------------------------------------------------------------------

                                  PART II

---------------------------------------------------------------------------


               ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                            STOCKHOLDER MATTERS

         The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol "OMGV." As of March 28 2007, the Company had 238 holders of record holding 78,489,875 common shares. Of the issued and outstanding common stock, 20,522,362 are free trading, the remaining 57,967,513 are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission. The Company has never declared a dividend on its common shares.

         The published bid and ask quotations are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations may not reflect actual transactions.


                                              BID PRICES                  ASK PRICES
                              HIGH        LOW          HIGH        LOW
                           ----------  ----------   ----------  ----------
2006
----
Jan. 1 thru Mar. 31              .04         .02          .05         .027
Apr. 1 thru June 30              .04         .02          .05         .025
July 1 thru Sept. 30             .04         .015         .045        .025
Oct. 1 thru Dec. 31              .045        .03          .05         .04

2005
----
Jan. 1 thru Mar. 31              .063        .05          .065        .054
Apr. 1 thru June 30              .08         .021         .09         .03
July 1 thru Sept. 30             .045        .02          .047        .025
Oct. 1 thru Dec. 31              .027        .015         .03         .025


     The foregoing information was obtained from the Research Library Department of Pink Sheets, LLC., 304 Hudson Street, 2nd Floor, New York, New York 1013.

     Recent Sales of Unregistered Securities
     ---------------------------------------
     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     During the quarter ended December 31, 2006, the Company issued 6,371,454 securities for the payment of debts. Of the 6,371,454 securities issued, on November 29, 2006, the Company issued 5,892,314 shares of restricted common stock to Apex Resources Group, Inc. ("Apex"), a related party through common management, to retire loans in the aggregate amount of $58,923.14 made to the Company by Apex. The remaining 479,140 restricted shares of common stock were issued to Roger Reynolds on December 18, 2006, to retire a debt of $23,957 owed by the Company. The restricted shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. The shares were issued in a private transaction by the Company that did not involve any public offering.

     Dividends
     ---------
     We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed it liabilities and the corporation is able to pay its debts as they become due in the usual course of business.

     Securities Authorized for Issuance Under Equity Compensation Plans
     ------------------------------------------------------------------

                                                                           Number
                                                                       of securities
                                                                       available for
                                   Number of                          future issuance
                              securities to be                         under equity
                                 issued upon      Weighted-average     compensation
                                 exercise of     exercise price of   plans (excluding
                                 outstanding        outstanding         securities
                             options, warrants   options, warrants       reflected
Plan category                    and rights          and rights        in column (a))
---------------------------  -----------------   -----------------  -----------------
                                      (a)                 (b)                (c)
---------------------------  -----------------   -----------------  -----------------
Equity compensation plans
approved by security
holders                                   -0-    $            -0-          1,000,000
---------------------------  -----------------   -----------------  -----------------
Equity compensation plans
not approved by security
holders                                   -0-    $            -0-                -0-
---------------------------  -----------------   -----------------  -----------------
Total                                     -0-                 -0-          1,000,000
---------------------------  -----------------   -----------------  -----------------

     In November 2003, we adopted the Omega Ventures Group, Inc 2003 Stock Option Plan (the "Plan") reserving 1,000,000 common shares for distribution under the Plan. The purpose of the Plan is to allow us to offer key employees, officers, directors, consultants and sales representatives an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards which may be provided under the Stock Option Plan enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business.

     As of March 26, 2007, the Company had not granted any options, restricted stock grants or any other type of incentive award under the Plan.



     Repurchases of Equity Securities
     --------------------------------

     We did not repurchase any of our equity securities during the year ended December 31, 2006.

     Transfer Agent
     --------------

     Our transfer agent and registrar is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117, Telephone
(801) 272-9294.

                         ITEM 6. PLAN OF OPERATIONS

     Source of Funds
     ---------------

     The REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM contains an opinion that the Company will need additional working capital to service its debt and fund its planned activities, which raises substantial doubt about the Company's ability to continue as a going concern. The Company has not generated revenue from active operations and it is unlikely the Company will realize any significant revenue until such time as it raises additional capital and is able to implement a business model that results in the generation of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. To continue operations, the Company will need to obtain funding from third parties. This funding may be sought by means of private equity or debt financing by the Company. The Company currently has no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize. There is no assurance that the Company will be successful in obtaining additional funding on attractive terms or at all. If the Company is unsuccessful in obtaining additional funding, the Company may be unable to continue operations as it has insufficient working capital necessary to meet its expenses and service its debt.

     Liquidity and Capital Resources
     -------------------------------

     The Company has financed its operations mainly through the sale of its common stock and through loans from related parties. Since inception, the Company has been entirely dependent upon outside sources of financing for continuation of operations. As stated previously, there is no assurance that the Company will be successful in obtaining additional funding on acceptable terms or at all. As of December 31, 2006, the Company had cash on hand of $29,142. During the second quarter 2006, the Company sold 22,764,089 restricted common shares for $227,641 cash. During the year, the Company used approximately $77,000 of the funds raised to reduce accounts payable to affiliates, related parties and non-related parties. During the fourth quarter 2006 the Company also issued 6,371,454 restricted common shares in satisfaction of $82,880 worth of debt. It is unclear at this time whether the Company will have sufficient funds to maintain operations through fiscal 2007. Therefore, unless the Company is able to raise additional funding through the sell of equity or debt securities, it is unclear how long the Company may be able to continue operations.



     Results of Operations
     ---------------------

     During the period from inception, September 19, 2000, to December 31, 2006, the Company has generated no income from active operations. Since inception, the Company has earned $823 in interest income. The Company did not generate any interest income during the year ended December 31, 2006 and does not expect to generate any material revenues during the 2007 fiscal year.

     As of December 31, 2006, the Company had an accumulated deficit during development stage of $1,115,258 compared to an accumulated deficit of $973,818 at December 31, 2005. This increase in accumulated deficit is the result of the Company incurring liabilities it has not had the funds to satisfy during the current year.

     At December 31, 2006, the Company has total current liabilities of $69,116, compared to $241,457 on December 31, 2005. This decrease in total current liabilities in 2006, resulted from the reduction of accounts payable through the payment of cash and the issuance of stock. Accounts payable to affiliates decreased approximately 96%. Accounts payable to related party decreased 88.2% and accounts payable to non-related parties decreased 37%. These decreases in accounts payable are the result of the Company paying cash to satisfy some accounts payable and negotiating the settlement of other accounts payable in exchange for shares of the Company's common stock.

     During the year ended December 31, 2006, the Company spent nothing in market development activities, the same as in the year ended December 31, 2005. This is the result of the Company having very limited financial resources to fund its operations.

     During the twelve months ended December 31, 2006, the Company spent $138,394 in administrative expenses compared to $26,141 during the twelve months ended December 31, 2005. This significant increase in administrative expense is largely attributable to $40,000 in travel expenses incurred in connection with the relocation of the Company's offices to Salt Lake City and the investigation of business opportunities and the payment of a salary to John Hickey, the Company's president, of $55,000.

     During the 2006 and 2005 fiscal year's the Company spent nothing in exploration. This again was the result of the limited funding available to the Company during the 2006 fiscal year.

     During the year ended December 31, 2006, the Company realized a loss from operations of $141,508 and a net loss of $141,440 compared to a loss from operations of $31,072 and a net loss of $62,427 during the year ended December 31, 2005. This increase in loss from operations and net loss is largely the result of the Company seeking new business opportunities throughout the fiscal year.



                       ITEM 7.  FINANCIAL STATEMENTS


     See Consolidated Financial Statements listed in the accompanying index to the Consolidated Financial Statements on Page F-1 herein.


 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have made no changes in and had no disagreements with our independent registered accounting firm on accounting and financial disclosure during the 2006 fiscal year.


                     ITEM 8A.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures
     ------------------------------------------------
     Our principal executive officers and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of December 31, 2006.

     Changes in Internal Control over Financial Reporting
     ----------------------------------------------------
     There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                        ITEM 8B.  OTHER INFORMATION

     None.



                                     12

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

                                Term Served as      Positions with
Name                     Age    Director/Officer    the Company
---------------------    -----  -----------------   ---------------------
John M. Hickey           65     January 2001        President
                                September 2000      Director

John Ray Rask            55     January 2001        Secretary/Treasurer
                                September 2000      Director

Stephen Golde            58     December 2005       Director


     The above individuals will serve as officers and/or directors. None of the officers or directors are related. A brief description of their positions, proposed duties and their background and business experience follows:

     John M. Hickey.
     ---------------
     Mr. Hickey became the President of the Company in January 2001. From 1995 to present Mr. Hickey has also worked for Apex Resources Group, Inc., a company engaged in the acquisition of interests in gas and oil properties and real estate interests. Mr. Hickey began with Apex Resources as the General Manager and currently serves as a director and Secretary of Apex Resources. Apex Resources is a reporting company.

     John Ray Rask.
     --------------
     Since the early 1980's Mr. Rask has been owner and operator of Ray's Income Tax Service, a company that specializes in bookkeeping and the preparation of income tax returns. Mr. Rask became the Company Secretary/Treasurer in 2001. Since 1996, Mr. Rask has also served in various capacities with Apex Resources Group, Inc. He is currently a director and the President of Apex Resources. Apex Resources is a reporting company.

     Stephen Golde.
     --------------
     Mr. Golde retired from the automotive industry in the 1990s and since that time his primary occupation has been that of a private investor. Mr. Golde owns 150,000 shares of Apex Resources Group. Mr. Golde is also a director of Apex Resources Group, Inc., a reporting company.

     Compliance with Section 16(a) of the Exchange Act
     -------------------------------------------------
     Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities, Form 4 is to report changes in beneficial ownership. Form 5 is an annual statement of changes in beneficial ownership.


     Based solely on management's review of these reports during the year ended December 31, 2006, it appears that Apex Resources Group, Inc., failed to timely file a Form 4 in November 2006 when it was issued 5,892,314 restricted common shares to Apex Resources Group to retire cash loans totaling $58,923.14. On February 9, 2007, Apex Resources Group filed a Form 5 disclosing its shareholdings including the acquisition of the 5,892,314 shares.

Code of Ethics

     The Company's Board of Directors has adopted a code of ethics that applies to all of the Company's officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. The code of ethics is posted on the Company's website at www.omegaventuresgroup.com.
                     ---------------------------

Committees of the Board of Directors

     Audit Committee
     ---------------
     The Company does not currently have a standing audit committee or other committee performing similar functions, nor have we adopted an audit committee charter. Given the size of the Company, its available resources and the fact that the OTCBB does not require us to have an audit committee, the board of directors has determined that it is in the Company's best interest to have the full board fulfill the functions that would be performed by the audit committee, including selection, review and oversight of the Company's independent accountants, the approval of all audit, review and attest services provided by the independent accountants, the integrity of the Company's reporting practices and the evaluation of the Company's internal controls and accounting procedures. The board is also responsible for the pre-approval of all non-audit services provided by its independent auditors. Non-audit services are only provided by our independent accountants to the extent permitted by law. Pre-approval is required unless a "de minimus" exception is met. To qualify for the "de minimus" exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than 5% of the total amount of revenues paid by us to our independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by the Company at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.

     As the Company does not currently have a standing audit committee, it does not, at this time have an "audit committee financial expert" as defined under the rules of the Securities and Exchange Commission.


Nominating Committee
--------------------

     The Company does not currently have a standing nominating committee or other committee performing similar functions, nor have we adopted a nominating committee charter. Given the size of the Company, its available resources and the fact that the OTCBB does not require it to have a nominating committee, the board of directors has determined that it is in the Company's best interest to have the full board of directors to participate in the consideration for director nominees. In general, when the board determines that expansion of the board or replacement of a director is necessary or appropriate, the full board will review through candidate interviews with members of management, consult with the candidate's associates and through other means determine a candidate's honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues. The board would review any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a particular geographic or business target market, or other relevant business experience. To date the Company has not paid any fee to any third party to identify or evaluate, or to assist it in identifying or evaluating, potential director candidates.

     The nominating committee will consider director candidates nominated by shareholders during such times as the Company is actively considering obtaining new directors. Candidates recommended by shareholders will be evaluated based on the same criteria described above. Shareholders desiring to suggest a candidate for consideration should send a letter to the Company's Principal Executive Officer and include: (a) a statement that the writer is a shareholder (providing evidence if the person's shares are held in street name) and is proposing a candidate for consideration; (b) the name and contact information for the candidate; (c) a statement of the candidate's business and educational experience; (d) information regarding the candidate's qualifications to be director, including but not limited to an evaluation of the factors discussed above which the board would consider in evaluating a candidate; (e) information regarding any relationship or understanding between the proposing shareholder and the candidate; (f) information regarding potential conflicts of interest; and (g) a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected. Because of the small size of the Company and the limited need to seek additional directors, there is no assurance that all shareholder proposed candidates will be fully considered, that all candidates will be considered equally, or that the proponent of any candidate or the proposed candidate will be contacted by the Company or the board, and no undertaking to do so is implied by the willingness to consider candidates proposed by shareholders.

Compensation Committee
----------------------

     The Company does not have a standing compensation committee or a charter. Currently the Company has only one employee, its President. The compensation of the President is determined and approved directly by board of directors on an annual basis.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table summarizes the total compensation paid for the fiscal year 2006 to our president and chief executive officer and to each other named executive officer whose compensation exceeded $100,000 for the year ended December 31, 2006 (the "named executive officers").


                          SUMMARY EXECUTIVE TABLE
Name and
Principal                                 All Other
Position          Year     Salary ($)     Compensation ($)    Total ($)
-------------     ----     ----------     ----------------    -----------
John Hickey       2006     $  55,000      $           -0-     $   55,000
President         2005           -0-                  -0-            -0-

Employment Agreements
---------------------

     John Hickey is the Company's only employee. The Company has no written employment agreement with Mr. Hickey and he is employed by the Company on an "at will" basis. Compensation of executive officers is determined by our board of directors on an annual basis.

Employer Benefit Plans
----------------------

     The Company does not provide any health care, retirement, pension or other benefit plans to its employees at the present time; however the board of directors may adopt plans as it deems to be reasonable under the circumstances.

Stock Option Plan
-----------------

     The Company has the Omega Ventures Group, Inc 2003 Stock Option Plan (the "Plan") reserving 1,000,000 common shares for distribution under the Plan. The purpose of the Plan is to allow us to offer key employees, officers, directors, consultants and sales representatives an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards which may be provided under the Stock Option Plan enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business.

     The Company has not granted any options, restricted stock grants or any other type of incentive award under the Plan.


Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from us, with respect to any executive officer or director of the Company that would in any way result in payments to any such person because of resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control, or a change in the person's responsibilities following a changing in control of the Company.


                OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END


     The following table sets forth information concerning all option holdings for the fiscal year ended December 31, 2006 for each of the named executive officers.

                                                                      Equity Equity
                                                                      Incen- Incen
                                                                      tive   -tive
                                                                      Plan   Plan
                                Equity                                Awards: Awards:
                       Number   Incen                         Mar-    Number Market
                       of       -tive                         ket     of     or
               Number  Secur    Plan                   Number Value   Un-    Value
               of      -ities   Awards:        of      of     earned  of Un-
               Secur   Under-   Number                 Shares Shares  Shares, earned
               -ities  lying    of                     or     or      Units  Shares,
               Under   Un-      Securi                 Units  Units   or     Units
               lying   exer-    -ities                 of     of      Other  or
               Unexer  cised    Under-                 Stock  Stock   Rights Other
               -cised  Options  lying   Option         that   that    that   that
               Options (#)      Un-     Exer-  Option  Have   Have    Have   Have
               (#)     Un-      earned  cise   Expir   Not    Not     Not    not
               Exerc-  exerc    Options Price  -ation  Vested Vested  Vested Vested
Name           isable  isable   (#)     ($)    Date    (#)    ($)     (#)    ($)
-----------    ------  ------   ------  ------ ------  ------ ------  ------ -------
John Hickey     -0-     -0-      -0-     -0-    -0-     -0-    -0-     -0-    -0-
President

                                DIRECTOR COMPENSATION

                                           Non-        Non-
                                           Equity      qualified
                Fees                       Incentive   Deferred    All
                Earned                     Plan        Compen-     Other
                or Paid   Stock     Option Compen-     sation      Compen
                in Cash   Awards    Awards sation      Earnings    sation   Total
Name            ($)       ($)       ($)    ($)         ($)         ($)      ($)
--------------  --------  --------  ------ ----------  ----------  -------  --------
John Hickey     -0-       -0-       -0-    -0-         -0-         -0-      -0-
John Rask       -0-       -0-       -0-    -0-         -0-         -0-      -0-
Stephen Golde   -0-       -0-       -0-    -0-         -0-         -0-      -0-



Compensation of Directors

     The Company has no arrangements pursuant to which your directors are compensated for any services provided as a director, or for committee participation or special assignments.

Director Stock Purchase Plan

     The Company does not currently have a director stock purchase plan in place.


         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                               AND MANAGEMENT

     The following table sets forth as of March 26, 2007, the name and number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 78,489,875 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

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


                                   Amount of                Percentage
Name and Address                   Beneficial Ownership     of Class
----------------                   --------------------     --------------
Apex Resources Group                 11,146,679             14.2%
299 South Main Street
Suite 1300
Salt Lake City, UT 84111

Craigmore Investments, Ltd            4,000,000              5.1%
P.O. Box 170 Front Street
Turks & Caicos Islands

Powerwave Systems Corp.               9,000,000             11.5%
P.O. Box 170 Front Street
Turks & Caicos Islands

Precision Technologies Ltd.           8,987,681             11.5%
P.O. Box N10850
101 East Hill Pl M
Nassau Bahamas

Stephen Golde (2)                       700,000              0.9%
P.O. Box 13262
Scottsdale, Arizona

John M. Hickey (2)                    5,093,658              6.5%
1601-1415 West Georgia Street
Vancouver, B.C. V6G 3C8

John Ray Rask (1) (2)                11,815,514             15.1%
1909 Monroe Ave.
Butte, Montana 59701
---------------------------------------------------------------------------
All executive officers
and directors as a group
(3 persons)                         17,609,172              22.4%
---------------------------------------------------------------------------

     (1) The shares attributable to Mr. Rask include 668,835 shares held of record by Mr. Rask, and 11,146,679 shares held of record by Apex Resources Group, Inc. Mr. Rask is the President of Apex Resources and, as such, may be deemed to have voting and dispositive power over those shares and therefore may be deemed to be the beneficial owner of those shares.
     (2)  Mr. Hickey and Mr. Rask are officers and directors.  Mr. Golde is
a director.                          18

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Apex Resources Group, Inc. currently owns 11,146,679 common shares of the Company. Mr. John Hickey, the President of the Company is also the Secretary and a Director of Apex. Mr. John Rask, the Secretary of the Company is also the President and a Director of Apex. On November 29, 2006, the Company issued 5,892,314 shares of restricted common stock to Apex to retire loans in the aggregate amount of $58,923.14 made to the Company by Apex.

     Our board of directors has determined that only Stephen Golde would meet the definition of "independent director" as defined in Section 121 of the American Stock Exchange Company Guide.

                             ITEM 13.  EXHIBITS

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



              ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of its annual financial statements, review of its financial statements included in its quarterly reports and other fees that are normally provided by the Company's accountant in connection with its audits during the fiscal years ended December 31, 2006 and 2005 were $7,200 and $7,250 respectively.

     Tax Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advices and tax planning for the fiscal years ended December 31, 2006 and 2005, were $250 and $250, respectively.

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


                                  OMEGA VENTURES GROUP, INC.



Date: March 29, 2007              By: /S/ John M. Hickey
                                  --------------------------------------
                                  John M. Hickey, President and Director



Date: March 29, 2007              By: /S/ John R. Rask
                                  --------------------------------------
                                  John R. Rask, Secretary and Director


Date: March 29, 2007              By: /S/ Stephen Golde
                                  --------------------------------------
                                  Stephen Golde, Director


MADSEN & ASSOCIATES,  CPA's  INC.                     684 East Vine St.  #3
Certified Public Accountants and
Business Consultants                                     Murray, Utah 84107
                                                     Telephone 801-268-2632



Board of Directors
Omega Ventures Group, Inc. and Subsidiaries
Salt Lake City, Utah

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying the consolidated balance sheets of Omega Ventures Group, Inc. and subsidiaries (development stage company) at December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005 and the period September 19, 2000 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omega Ventures Group,
Inc. and subsidiaries at December 31, 2006   and the results of  operations
and  cash flows for the years ended December 31, 2006 and 2005   and the
period September 19, 2000 to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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


Salt Lake City, Utah
February 15, 2007

/s/Madsen & Associates, CPA's Inc.

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        (Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS
                             December 31, 2006

---------------------------------------------------------------------------
ASSETS
CURRENT ASSETS

  Cash                                                        $    29,142
                                                              ------------
    Total Current Assets                                           29,142
                                                              ------------
FURNITURE AND EQUIPMENT - net of accumulated depreciation           2,521
                                                              ------------
                                                              $    31,663
                                                              ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

  Accounts payable - affiliates                                     5,000
  Accounts payable - related parties                                2,700
  Accounts payable                                                 61,416
                                                              ------------
    Total Current Liabilities                                      69,116
                                                              ------------

STOCKHOLDERS' DEFICIENCY

  Preferred stock
   100,000,000 shares authorized,
   at $.001 par value - none issued                                 -
  Common stock
   400,000,000 shares authorized, at $.001 par value;
   78,475,140 shares issued and outstanding                        78,475
  Capital in excess of par value                                  999,330
  Deficit accumulated during the development stage             (1,115,258)
                                                              ------------
    Total Stockholders' Deficit                                   (37,453)
                                                              ------------
                                                              $    31,663
                                                              ============

 The accompanying notes are an integral part of these financial statements.


                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Years Ended December 31, 2006 and 2005 and the period
        September 19, 2000 (Date of Inception) to December 31, 2006

-------------------------------------------------------------------------------------
                                                                       Sept 19, 2000
                                                Dec 31,      Dec 31,         to
                                                 2006        2005       Dec 31, 2006
                                             ------------ ------------  ------------
REVENUES                                     $      -     $       550   $       823
                                             ------------ ------------  ------------
EXPENSES
   Market development                               -            -          387,988
   Exploration                                      -            -           41,584
   Development of web site -
    preliminary project stage                       -            -           25,000
   Depreciation & amortization                     3,114        5,481        18,917
   Administrative                                138,394       26,141       602,667
                                             ------------ ------------  ------------
                                                 141,508       31,622     1,076,156
                                             ------------ ------------  ------------
NET LOSS FROM OPERATIONS                        (141,508)     (31,072)   (1,075,333)
                                             ------------ ------------  ------------

OTHER INCOME AND EXPENSES
   Interest income                                    68           73           141
   Loss of assets                                   -         (21,824)      (21,824)
   Interest  expense                                -          (9,604)      (18,242)
                                             ------------ ------------  ------------
NET LOSS                                     $  (141,440) $   (62,427)  $(1,115,258)
                                             ============ ============  ============

NET LOSS PER COMMON SHARE
   Basic and dilutive                        $     -      $    -
                                             ------------ ------------
AVERAGE OUTSTANDING SHARES -
(stated in 1,000's)
   Basic                                          60,722       44,340
                                             ------------ ------------
   Diluted                                        65,821       49,439
                                             ------------ ------------



 The accompanying notes are an integral part of these financial statements

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
               STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
           For the Period September 19, 2000 (Date of Inception)
                           to December  31, 2006

                                                                          Capital in
                                                                    Common Stock     Excess of    Accumulated
                                                  Shares        Amount    Par Value  Deficit
                                               ------------  -----------  ----------              -----------
Balance September 19, 2000                   -           -           -        -

Issuance of common stock for cash
 at $.001 - September 19, 2000       16,000,000      16,000        -          -
Issuance of common stock for web
                                               site - September 25, 2000 - Note 3    6,000,000          6,000   19,000     -
Issuance of common stock for cash
 at  $.01 - October 10, 2000          5,000,000       5,000      44,810       -
Net operating loss for the period
 September 19, 2000 to
 December 31, 2000                            -           -          -     (47,010)
Issuance of common stock for cash
 at $.0012 - January 2001             2,500,000       2,500          500      -
Net operating loss for the year
   ended December 31, 2001                   -            -           -     (11,639)
Issuance of common stock for cash
 at $.10 - net of offering costs
 - July 22, 2002                      5,098,500       5,099      405,735      -
Net operating loss for year
 ended December 31, 2002                     -           -            -    (389,097)
Issuance of common stock for
 services at $.04 - January through
 March 2003 - net of cancellations    1,750,000       1,750       68,250      -
Issuance of common stock for expenses
 at $.02 - March 27, 2003               125,000         125        2,375      -
Issuance of common stock for cash
 at $.15 - May 30, 2003                 200,000         200       29,800      -
Issuance of common stock for cash
 at $.023 - October 20, 2003          2,500,000       2,500       55,140      -
Issuance of common stock for expenses
 at $.01 - December 2, 2003             300,000         300        2,700      -
Return and cancellation of common
   stock - December 2003              (500,000)       (500)          500      -
Net operating loss for the year
   ended December 31, 2003                                                 (342,721)
                                               ------------  -----------  ----------              -----------
Issuance of common stock for cash
    at $.015 - February 20, 2004      1,000,000       1,000       14,000          -
Issuance of common stock for expenses
   at $.03 - June 2, 2004             1,543,232       1,543       44,567          -
Issuance of common stock for expenses
   at $.02 - August 25, 2004          1,122,865       1,123       21,334          -
Issuance of common stock for expenses
   at $.017 - October 13, 2004          350,000         350        5,583          -
Net operating loss for the year
  ended December 31, 2004                  -             -           -     (120,924)
                                               ------------  -----------  ----------              -----------

Balance December 31, 2004           42,989,597       42,990      714,294   (911,391)




                     OMEGA VENTURES GROUP,  INC AND SUBSIDIARIES
                             ( Development Stage Company)
                     STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
                For the Period September 19, 2000 (Date of Inception)
                                to December  31, 2006

                                                                          Capital in
                                                                    Common Stock     Excess of    Accumulated
                                                  Shares        Amount    Par Value  Deficit
                                               ------------  -----------  ----------              -----------
Issuance of common stock for
                                               expenses at $.02 - Jan  2005  250,000      250          4,750          -
Issuance of common stock for cash -
                                               net of finders fees - Jan 2005        6,100,000         6,100   (1,100)          -
Net operating loss for the year ended
                                               December 31,  2005    -           -         -         (62,427)
                                               ------------  -----------  ----------              -----------
Balance December  31,  2005          49,339,597      49,340      717,944   (973,818)

Issuance of common shares for
                                               cash - net of issuance costs
                                               - June 2006    22,764,089      22,764   204,877            -
Issuance of common shares for
                                               payment of debt - December
                                               31, 2006        6,371,454       6,371    76,509           -
Net operating loss for the year
  ended December 31,  2006                   -           -             -   (141,440)
                                               ------------  -----------  ----------              -----------
Balance December  31,  2006          78,475,140 $    78,475   $  999,330$(1,115,258)
                                               ============  ===========  ==========              ===========

















 The accompanying notes are an integral part of these financial statements

                OMEGA VENTURES GROUP , INC. AND SUBSIDIARIES
                       ( Development  Stage Company)
                   CONSOLIDATED  STATEMENTS OF CASH FLOWS
       For the Years Ended December 31, 2006 and 2005 and the Period
        September 19, 2000 (Date of Inception) to December 31, 2006

-------------------------------------------------------------------------------------
                                                                       Sept 19, 2000
                                                Dec 31,      Dec 31,         to
                                                 2006        2005       Dec 31, 2006
                                             ------------ ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                  $  (141,440) $   (62,427)  $(1,115,258)
   Adjustments to reconcile net loss to
    net cash provided by operating
    activities
      Depreciation & amortization                  3,114        5,481        18,917
       Change in accounts payable                 (7,081)      30,161        90,373
       Issuance of capital stock for web site        -            -          25,000
       Issuance of capital stock for services        -          5,000       155,000
       Loss of assets                                -         21,824           -
                                             ------------ ------------  ------------
Net Increase (Decrease) in Cash From Operations (145,407)          39      (825,968)
                                             ------------ ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Change in surety deposit                          -         24,968            -
   Purchase of web site                              -            -          (5,027)
   Purchase of equipment                          (1,327)         -         (16,411)
                                             ------------ ------------  ------------
                                                  (1,327)      24,968       (21,438)
                                             ------------ ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Changes in  payables - related parties        (77,380)         -          66,623
   Net proceeds from issuance of common stock    227,641          -         809,925
                                             ------------ ------------  ------------
                                                 150,261          -         876,548
                                             ------------ ------------  ------------
    Net change - in Cash                           3,527       25,007        29,142
                                             ------------ ------------  ------------
    Cash at Beginning of Period                   25,615          608           -
                                             ------------ ------------  ------------
    Cash at End of Period                    $    29,142  $    25,615   $    29,142
                                             ============ ============  ============

NON CASH FLOWS FROM OPERATING ACTIVITIES
   Issuance of  6,000,000 common shares
    for web site - 2000                                   $    25,000
                                                          ------------
   Issuance of 2,175,000 common shares
   for services - 2003                                         75,500
                                                          ------------
    Issuance of 3,016,097 common shares
   for services and expenses - 2004                            74,500
                                                          ------------
   Issuance of 250,000 common shares
   for services - 2005                                          5,000
                                                          ------------

 The accompanying notes are an integral part of these financial statements.

                OMEGA VENTURES GROUP,  INC. AND SUBSIDIARIES
                        ( Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2006
---------------------------------------------------------------------------

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



               OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             December 31, 2006

---------------------------------------------------------------------------

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

On December 31, 2006, the Company and its subsidiaries had a net operating loss available for carry forward of $1,115,258. The income tax benefit of approximately $335,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2021 through 2027.

Capitalization of  Oil  Leases  Costs
-------------------------------------

The Company uses the successful efforts cost method for recording its oil lease interests, which provides for capitalizing the purchase price of the project and the additional costs directly related to proving the properties and amortizing these amounts over the life of the reserve when operations begin or a shorter period if the property is shown to have an impairment in value or expensing the remaining balance if it is proven to be of no value. All other costs are expensed as incurred.

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




               OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             December 31, 2005
---------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Reclssifications
----------------

Certain reclassifications have been made to the 2005 financial statements to conform with the 2006 presentation.

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

Office equipment
----------------

Office equipment is depreciated over 3 and 7 years using the straight line method.

        Cost                                            $ 16,411
        Less accumulated depreciation                     13,890
                                                        ---------
             Net                                           2,521
                                                        ---------



               OMEGA VENTURES GROUP,  INC.  AND SUBSIDIARIES
                        ( Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS (Continued)
                             December 31, 2006


3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, and Apex Resources, Inc. (an affiliate by common officers) have acquired 22.4% of the common stock issued.

Officer-directors have made no interest, demand loans to the Company of $2,700.

A Company affiliate has made no interest, demand loans to the Company of $5,000.

4.  CAPITAL STOCK

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

During 2005 the Company issued 250,000 restricted common shares for services of $5,000 and 6,100,000 private placement common shares for $5,000.

During 2006 the Company issued 22,764,089 private placement shares for $227,641 and 6,371,454 restricted shares for payment of debt of $87,880.

5.  GOING CONCERN

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