Form 10QSB
period 2007-03-31
OMEGA VENTURES GROUP INC
filed 2007-05-15
CIK 741017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File number           333-51180

OMEGA VENTURES GROUP, INC.
(Exact name of registrant as specified in charter)

UTAH	87-0661638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

299 S. Main Street, Suite 1300, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

(801) 534-4450
Registrant’s telephone number, including area code

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No o

As of May 10, 2007, the Company had 78,489,875 shares of its $.001 par value, common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

INDEX
		Page Number
PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006
		3
	Consolidated Statements of Operations Three Months Ended March 31, 2007 and 2006 and the Period from Inception (September 19, 2000) to March 31, 2007	4

	Consolidated Statements of Cash Flows Three Months Ended March 31, 2007 and 2006 and the Period from Inception (September 19, 2000) to March 31, 2007	5

	Notes to Financial Statements	6

ITEM 2	Plan of Operations	12

ITEM 3.	Controls and Procedures	13

PART II		14

ITEM 6.	Exhibits	14

	Signatures	15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying consolidated balance sheets of Omega Ventures Group, Inc.,  (a development stage company) at March 31, 2007, the consolidated statements of operations for the three months ended March 31, 2007 and 2006 and the period from inception (September 19, 2000) to March 31, 2007 and consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 and the period from inception (September 19, 2000) to March 31, 2007, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
( Development Stage Company )
CONSOLIDATED BALANCE SHEETS - unaudited
March 31, 2007 and December 31, 2006
	Mar 31, 2007	Dec 31, 2006
ASSETS
CURRENT ASSETS

Cash	$507	$29,142
Total Current Assets	507	29,142

FURNITURE AND EQUIPMENT - net of accumulated depreciation	1,742	2,521
ACCOUNTS RECEIVABLE - AFFILIATE	14,000	-
	$16,249	$31,663
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable - affiliates	-	5,000
Accounts payable - related parties	2,700	2,700
Accounts payable	68,866	61,416
Total Current Liabilities	71,566	69,116

STOCKHOLDERS' DEFICIENCY
Preferred stock
100,000,000 shares authorized, at $.001 par value - none issued	-	-
Common Stock
400,000,000 shares authorized, at $.001 par value; 78,475,140 shares issued and outstanding	78,475	78,475
Capital in excess of par value	999,330	999,330
Deficit accumulated during the development stage	(1,133,122)	(1,115,258)
Total Stockholders' Deficit	(55,317)	(37,453)
	$16,249	$31,663

The accompanying notes are an integral part of these financial statements.

OMEGA VENTURES GROUP, INC. AND SUBIDIARIES
( Development Stage Company )
CONSOLIDATED STATEMENTS OF OPERATIONS - unaudited
For the Three Months Ended March 31, 2007 and 2006 and the period
September 19, 2000 (Date of Inception) to March 31, 2007
	Mar 31, 2007	Mar 31, 2006	Sept 19, 2000 to Mar 31, 2007
REVENUES	$-	$-	$823

EXPENSES

Market development	-	-	387,988
Exploration	-	-	41,584
Development of web site - preliminary project stage	-	-	25,000
Depreciation & amortization	779	850	19,696
Administrative	17,085	6,955	619,752
	17,864	7,805	1,094,020
NET LOSS FROM OPERATIONS	(17,864)	(7,805)	(1,093,197)

OTHER INCOME AND EXPSENSES

Interest income	-	16	141
Interest expense	-	-	(18,242)
Loss of assets	-	-	(21,824)

NET LOSS	$(17,864)	$(7,789)	$(1,133,122)

NET LOSS PER COMMON SHARE
Basic and dilutive	$-	$-

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	78,475	49,340
Diluted	83,574	54,439

The accompanying notes are an integral part of these financial statements.

OMEGA VENTURES, GROUP, INC. AND SUBSIDIARIES
( Development Stage Company )
CONSOLIDATED STATEMENTS OF CASH FLOWS - unaudited
For the Three Months Ended March 31, 2007 and 2006 and the Period
September 19, 2000 (Date of Inception) to March 31, 2007

	Mar 31, 2007	Mar 31, 2006	Sept 19, 2000 to Mar 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,864)	$(7,789)	$(1,133,122)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation & amortization	779	850	19,696
Change in accounts payable	7,450	6,955	97,823
Issuance of capital stock for web site	-	-	25,000
Issuance of capital stock for services	-	-	155,000

Net Change in Cash from Operations	(9,635)	16	(835,603)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of web site	-	-	(5,027)
Purchase of equipment	-	-	(16,411)
	-	-	(21,438)

CASH FLOW FROM FINANCING ACTIVITIES
Changes in payables - affiliates	(19,000)	-	47,623
Net proceeds from issuance of common stock	-	227,641	809,925
	(19,000)	227,641	857,548

Net change in Cash	(28,635)	227,657	507

Cash at Beginning of Period	29,142	25,615	-

Cash at End of Period	$507	$253,272	$507

NON CASH FLOWS FROM OPERATING ACTIVITIES
Issuance of 6,000,000 common shares for web site - 2000			$25,000
Issuance of 2,175,000 common shares for service - 2003			75,500
Issuance of 3,016,097 common shares for services and expenses - 2004			74,500
Issuance of 250,000 common share for expenses - 2005			5,000

The accompanying notes are an integral part of these financial statements.

OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007

1.        ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 19, 2000 with the name “Office Managers, Inc” with authorized common stock of 50,000,000 shares at $0.001 par value. On November 13, 2003 the name was changed to “Omega Ventures Group, Inc.” in connection with an increase in the authorized common stock to 400,000,000 shares, with the same par value, and the addition of authorized preferred shares of 100,000,000 shares with a par value of $.001. No terms have been determined for the preferred stock and no preferred shares have been issued.

The Company was organized for the purpose of acquiring and developing a web site on the World Wide Web devoted exclusively to office managers for the purpose of delivering office products and related professional services over the internet.

On February 13, 2003 the Company organized “Vogue Environmental Solutions, Inc”. a wholly owned subsidiary.  Vogue has no assets or liabilities and no operations.  On August 20, 2003 the Company organized “Western Gas Corporation,” a wholly owned subsidiary for the purpose of the acquisition and exploration of oil and gas leases.  On November 24, 2003 the Company organized “Arizona Land Corporation,” a wholly owned subsidiary, for the purpose of engaging in land investment and development.

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

On March 31, 2007, the Company and its subsidiaries had a net operating loss available for carry forward of  $1,133,122.  The income tax benefit of approximately $340,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss will expire starting in 2021 through 2028.

Capitalization of Oil Lease Costs

The Company uses the successful efforts cost method for recording its oil lease interests, which provided for capitalizing the purchase price of the project and the additional costs directly related to providing the properties and amortizing these amounts over the life of the reserve when operations begin or a shorter period if the property is shown to have an impairment in value or expensing the remaining balance if it is proven to be of no value.  All other costs are expensed as incurred.

OMEGA VENTURES GROUP, INC.  AND SUBSIDIARIES
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2006

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Environmental Requirements

At the report date environmental requirement related to the oil and gas leases acquired are unknown and therefore an estimate of any future costs

Financial Instruments

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

Office equipment

Office equipment is depreciated over 3 and 7 years using the straight line method.

Cost	$16,411
Less accumulated depreciation	14,669

Net	1,742

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, and Apex Resources Group, Inc. (an affiliate by common officers) have acquired 16% of the common stock issued.

Officer-directors have made no interest, demand loans to the Company of $2,700.

The Company has made a no interest demand loan to an affiliate of $14,000.

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

4.  CAPITAL STOCK - continued

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

Item 2. Plan of Operations

This Form 10-QSB contains certain forward-looking statements.  For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties.  Actual results may differ materially depending on a variety of factors.  For a complete understanding, this Plan of Operations should be read in conjunction with the Part I- Item 1. Financial Statements to this Form 10-QSB and with our Form 10-KSB Annual Report for the year ended December 31, 2006.

General

From inception through the fourth quarter of 2003, we sought to establish an online credit and collections professional referral service.  We encountered numerous difficulties in implementing its referral service.  These difficulties, coupled with a lack of funds and limited prospects for generating revenue, prompted us in the fourth quarter of 2003, to discontinue our efforts to pursue the development of our online credit and collections referral service.

During 2004 and 2005, we primarily focused our efforts into the acquisition of interests in oil and gas projects and real estate.  Because of limited funds, however, we have been unsuccessful in our efforts.  As a result of its limited funds, we engaged in very little operating activity during 2006 and the first quarter 2007.

We have three wholly-owned subsidiaries: Western Gas Corporation; Arizona Land Corporation and Vogue Environmental Solutions, Inc.

Western Gas Corporation

Due to a lack of funds, Western Gas did not engage in any exploration activities during the quarter ended March 31, 2007.

Arizona Land Corporation

Due to a lack of funds, Arizona Land did not engage in any land acquisition activities during the quarter ended March 31, 2007.

Vogue Environmental Solutions, Inc.

Due to a lack of funds, Vogue Environmental Solutions did not engage in active operations during the quarter ended March 31, 2007.

The Company is currently a “shell company” as defined in Rule 12b-2 of the Exchange act of 1934.  However, we continue to explore opportunities in real estate, oil and gas exploration and new solutions to environmental issues.  We are not limiting our search strictly to these areas and management is constantly investigating potential business opportunities it believes can increase shareholder value.  At this time, we have not determined what opportunities may exist, if any, nor have we entered into or negotiated agreements with any parties to enter into or participate in any industry.

Source of Funds

Because we are not currently generating revenue, we are dependent upon loans from related parties and private sales of our securities to fund operations.

Note 5 of the notes to the unaudited consolidated financial statements states that we will need additional capital to service our debts and fund our planned activities, which raises substantial doubt about our ability to continue as a going concern.  We have never generated revenue and it is unlikely we will generate revenue during 2007, which raises substantial doubt about our ability to continue as a going concern.  To continue operations, we will need to obtain funding from third parties.  This funding may be sought by means of private equity or debt financing.  We currently have no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize.  There is no assurance that we will be successful in obtaining additional funding on attractive terms or at all.  If we are unsuccessful in obtaining additional funding we may be unable to continue operations as we have insufficient working capital necessary to meet our expenses and service our debt.

Liquidity and Capital Resources

We have financed our operations mainly through the sale of our common stock and through loans from related parties.  Since inception, we have been entirely dependent upon outside sources of financing for continuation of operations.  As stated previously, there is no assurance that we will be successful in obtaining additional funding on acceptable terms or at all.  As of March 31, 2007 we had cash on hand of $507.  We do not have sufficient funds to maintain operations through fiscal 2007.  Therefore, unless we are able to raise additional funding through the sell of equity or debt securities, it is unclear how long we may be able to continue operations.

Results of Operations

During the period from inception, September 19, 2000, to March 31, 2007 we have generated no income from active operations.  Since inception, we have earned $823 in interest income.  We did not generate any interest income during the first quarter 2007 and we do not expect to generate any material revenues during the 2007 fiscal year.

As of March 31, 2007 we had an accumulated deficit during development stage of $1,133,122 compared to an accumulated deficit of $1,115,258 at December 31, 2006.  This increase in accumulated deficit is the result of our incurring liabilities we have not had the funds to satisfy during the current year.

At March 31, 2007 the Company had total current liabilities of $71,566, compared to $69,116 on December 31, 2006.  This increase in total current liabilities during the first quarter resulted from increases in accounts payable for services rendered to the Company.  Accounts payable to affiliates decreased $5,000 as we satisfied that obligation in full during the quarter.

During the quarter ended March 31, 2007 we spent nothing in market development activities, the same as in the quarter ended March 31, 2006.  This is the result of our having very limited financial resources to fund our operations.  We do not anticipate engaging in market development activities until such time as we are able to raise substantial additional capital.

During the three months ended March 31, 2007 we spent $17,085 in administrative expenses compared to $6,955 during the three months ended March 31, 2006. This significant increase in administrative expense is largely attributable to travel expenses incurred in connection with the relocation of our offices, the investigation of potential business opportunities and meeting with our accounting and legal professionals in connection with the preparation of our financial statements and reports to the Securities and Exchange Commission.  We anticipate quarter administrative expenses will remain fairly consistent with what we incurred during the three months ended March 31, 2007 throughout the remainder of 2007 unless we are able to secure significant additional funding.

During the quarters ended March 31, 2007 and 2006 we spent nothing in exploration. This again was the result of the limited funding available to the Company during those quarters.  We do not plan to engage in exploration activities in the future until such time as we have adequate funding to do so.

During the quarter ended March 31, 2007 we realized a loss from operations of $17,864 and a net loss of $17,864 compared to a loss from operations of $7,805 and a net loss of $7,789 during the quarter ended March 31, 2006.  This increase in loss from operations and net loss is largely the result of costs incurred in relocating our offices and in seeking new business opportunities during the first quarter 2007.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of March 31, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                        OMEGA VENTURES GROUP, INC.

May 15, 2007	By:	/s/ John M. Hickey
John M. Hickey
Principal Executive Officer

May 15, 2007	By:	/s/ John Ray Rask
John Ray Rask
Principal Financial Officer