Form 10QSB
period 2007-06-30
OMEGA VENTURES GROUP INC
filed 2007-08-14
CIK 741017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB

☒    QUARTERLY REPORT PURSUAN TO SECTION 13 OF 15 (D) OF THE SECURITIES EXHCANGE ACT OF 1934
 For the quarterly period ended: June 30, 2007

☐    TRANSITION REPORT PURSUAN TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File number           333-51180

OMEGA VENTURES GROUP, INC.
(Exact name of registrant as specified in charter)

UTAH	87-0661638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

299 S. Main Street, Suite 1300, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(801) 534-4450

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 13, 2007, the Company had 78,489,875 shares of its $.001 par value, common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

	INDEX
		Page Number
PART I.

ITEM 1. Financial Statements (unaudited)		3

Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006		4

Consolidated Statements of Operations Three and Six Months Ended June 30, 2007 and 2006 and the Period September 19, 2000 (Date of Inception) to June 30, 2007		5

Consolidated Statements of Cash Flows Six Months Ended June 30, 2007 and 2006 and the Period September 19, 2000 (Date of Inception) to June 30, 2007		6

Notes to Financial Statements		7

ITEM 2. Plan of Operations		12

ITEM 3. Controls and Procedures		14

PART II

ITEM 6. Exhibits		15

Signatures		16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying consolidated balance sheets of Omega Ventures Group, Inc.,  (a development stage company) at June 30, 2007, the consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 and the period September 19, 2000 (date of inception) to June 30, 2007 and consolidated statements of cash flows for the ix months ended June 30, 2007 and 2006 and the period September 19, 2000 (date of inception) to June 30, 2007, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

The accompanying notes are an integral part of these financial statements.

OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
(Development Stage Company)
CONSOLIDATED BALANCE SHEET - unaudited
June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$4,330	$29,142
Total Current Assets	4330	29,142

FURNITURE AND EQUIPMENT
net of accumulated depreciation	963	2,521
	$5,293	$31,663

LIABILITIES AND STOKHODLERS' DEFICIENCY
CURRENT LIABILITIES
Accounts Payable - Affiliates	6,000	5,000
Accounts Payable - related parties	2,700	2,700
Accounts Payable	61,412	61,416
Total Current Liabilities	70,112	69,116

STOCKHOLDERS' DEFICIENCY
Preferred Stock 100,000,000 shares authorized; at $.001 par value, none issued	-	-
Common Stock 400,000,000 shares authorized, at $.001 par value, 78,475,140 shares issued and outstanding	78,475	78,475
Capital in excess of par value	999,330	999,330
Deficit accumulated during the development stage	(1,142,624)	(1,115,258)
Total Stockholders' Deficit	(64,819)	(37,453)
	$5,293	$31,663

The accompanying notes are an integral part of these financial statements.

OMEGA VENTURES GROUP INC. AND SUBSIDIARES
(Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS - unaudited
For the Three and Six Months Ended June 30, 2007 and 2006 and the period September 19, 2000 (Date of Inception) to June 30, 2007

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2007	June 30, 2007	June 30, 2007	Sept 19, 2000 to June 30, 2007
REVENUES	$-	$-	$-	$-	$823

EXPENSES
Market development	-	-	-	-	387,988
Exploration	-	-	-	-	41,584
Development of web site preliminary project stage	-	-	-	-	25,000
Depreciation & amortization	779	850	1,558	1,700	20,475
Administrative	8,723	81,397	25,809	88,336	628,475
	9,502	82,247	27,367	90,036	1,103,522

NET LOSS FROM OPERATIONS	(9,502)	(82,247)	(27,367)	(90,036)	(1,102,699)

OTHER INCOME AND EXPENSES
Interest Income	-	-	-	-	141
Interest Expense	-	-	-	-	(18,242)
Loss of assets	-	-	-	-	(21,824)
NET LOSS	$(9,502)	$(82,247)	$(27,367)	$(90,036)	$(1,142,624)

NET LOSS PER COMMON SHARE
Basic and dilutive	$-	$-	$-	$-

AVERAGE OUTSTANDING SHARES (Stated in 1,000's)
Basic	78,475	49,340	78,475	46,165
Diluted	83,574	54,439	83,574	51,264

The accompanying notes are an integral part of these financial statements.

OMEGA VENTURES GROUP, INC. AND SUBSIDIAIRES
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS - unaudited
For the Six Months Ended June 30, 2007 and 2006 and the Period
September 19, 2000 (Date of Inception) to June 30, 2007

	June 30, 2007	June 30, 2006	Sept. 19, 2000 to June 30, 2007
CASH FLOWS FROM OEPRATING ACTIVITES
Net loss	$(27,367)	$(90,036)	$(1,142,624)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation & amortization	1,558	1,700	20,475
Change in accounts payable	(3)	(11,497)	90,369
Issuance of capital stock for web site	-	-	25,000
Issuance of capital stock for services	-	-	155,000
Net Change in Cash from Operations	(25,812)	(99,833)	(851,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of web site	-	-	(5,027)
Purchase of equipment	-	-	(16,411)
	-	-	(21,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in payables - affiliates	1,000	(69,180)	67,623
Net proceeds from issuance of common stock	-	227,641	809,925
	1,000	158,461	877,548

Net change in Cash	(24,812)	58,628	$4,330

Cash at beginning of Period	29,142	25,615
Cash at end of Period	$4,330	$84,243

NON-CASH FLOWS FROM OPERATING ACTIVITIES
Issuance of 6,000,000 common shares for web site - 2000	$25,000
Issuance of 2,175,000 common shares for services - 2003	$75,500
Issuance of 3,016,097 common shares for sevices and expenses - 2004	$74,500
Issuance of 250,000 common shares for expense - 2005	$5,000

The accompanying notes are an integral part of these financial statements.

OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

1.        ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 19, 2000 with the name “Office Managers, Inc.” with authorized common stock of 50,000,000 shares at $0.001 par value. On November 13, 2003 the name was changed to “Omega Ventures Group, Inc.” in connection with an increase in the authorized common stock to 400,000,000 shares, with the same par value, and the addition of authorized preferred shares of 100,000,000 shares with a par value of $.001. No terms have been determined for the preferred stock and no preferred shares have been issued.

The Company was organized for the purpose of acquiring and developing a web site on the World Wide Web devoted exclusively to office managers for the purpose of delivering office products and related professional services over the internet.

On February 13, 2003 the Company organized “Vogue Environmental Solutions, Inc.” a wholly owned subsidiary.  Vogue has no assets or liabilities and no operations.  On August 20, 2003 the Company organized “Western Gas Corporation,” a wholly owned subsidiary for the purpose of the acquisition and exploration of oil and gas leases.  On November 24, 2003 the Company organized “Arizona Land Corporation,” a wholly owned subsidiary, for the purpose of engaging in land investment and development.

The Company is in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.

OMEGA VENTURES GROUP, INC.  AND SUBSIDIARIES
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2007, the Company and its subsidiaries had a net operating loss available for carry forward of $1,142,624.  The income tax benefit of approximately $343,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss will expire starting in 2021 through 2028.

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
June 30, 2007

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
June 30, 2007

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

Office equipment

Office equipment is depreciated over 3 and 7 years using the straight line method.

Cost	$16,411
Less accumulated depreciation	15,448
Net	$963

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, and Apex Resources Group, Inc. (an affiliate by common officers) have acquired 16% of the common stock issued.

Officer-directors have made no interest, demand loans to the Company of $2,700.
An affiliate has made a no interest, demand loan to the Company of $6,000.

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

OMEGA VENTURES GROUP, INC.  AND SUBSIDIARIES
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007

5.  GOING CONCERN

The Company intends to continue the development of its business interests; however, there is insufficient working capital necessary to be successful in this effort and to service its debt.

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

General

From inception through the fourth quarter of 2003, we sought to establish an online credit and collections professional referral service.  We encountered numerous difficulties in implementing our referral service.  These difficulties, coupled with a lack of funds and limited prospects for generating revenue, prompted us in the fourth quarter of 2003, to discontinue our efforts to pursue the development of our online credit and collections referral service.

During 2004 and 2005, we primarily focused our efforts into the acquisition of interests in oil and gas projects and real estate.  Because of limited funds, however, we have been unsuccessful in our efforts.  As a result of our limited funds, we engaged in very little operating activity during 2006 and the first half of 2007.

We have three wholly-owned subsidiaries: Western Gas Corporation; Arizona Land Corporation and Vogue Environmental Solutions, Inc.

Western Gas Corporation

Due to a lack of funds, Western Gas did not engage in any exploration activities during the three or six month periods ended June 30, 2007.

Arizona Land Corporation

Due to a lack of funds, Arizona Land did not engage in any land acquisition activities during the three or six month periods ended June 30, 2007.

Vogue Environmental Solutions, Inc.

Due to a lack of funds, Vogue Environmental Solutions did not engage in active operations during the three or six month periods ended June 30, 2007.

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

Note 5 of the notes to the unaudited consolidated financial statements states that we will need additional capital to service our debts and fund our operational activities.  This raises substantial doubt about our ability to continue as a going concern.  We have never generated revenue and it is unlikely we will generate revenue during 2007, which also raises substantial doubt about our ability to continue as a going concern.  To continue operations, we will need to obtain funding from third parties.  This funding may be sought by means of private equity or debt financing.  We currently have no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize.  There is no assurance that we will be successful in obtaining additional funding on attractive terms or at all.  If we are unsuccessful in obtaining additional funding we may be unable to continue operations as we have insufficient working capital necessary to meet our expenses and service our debt.

Liquidity and Capital Resources

We have financed our operations mainly through the sale of our common stock and through loans from related parties.  Since inception, we have been entirely dependent upon outside sources of financing for continuation of operations.  As stated previously, there is no assurance that we will be successful in obtaining additional funding on acceptable terms or at all.  As of June 30, 2007 we had cash on hand of $4,330.  We do not have sufficient funds to maintain operations through fiscal 2007.  Therefore, unless we are able to raise additional funding through the sell of equity or debt securities, it is unclear how long we may be able to continue operations.

Results of Operations

During the period from inception, September 19, 2000 to June 30, 2007 we have generated no income from active operations.  Since inception, we have earned $823 in interest income.  We did not generate any interest income during the first six months of 2007 and we do not expect to generate any material revenues during the remainder of the 2007 fiscal year.

As of June 30, 2007 we had an accumulated deficit during development stage of $1,142,624 compared to an accumulated deficit of $1,115,258 at December 31, 2006.  This increase in accumulated deficit is the result of our incurring liabilities we have not had the funds to satisfy during the current year.

At June 30, 2007 we had total current liabilities of $70,112, compared to $69,116 on December 31, 2006.  This increase in total current liabilities during the second quarter resulted from increases in accounts payable to affiliates.

During the three and six months ended June 30, 2007 we spent nothing in market development, exploration or website development activities the same as in the three and six months ended June 30, 2006.  This is the result of our having very limited financial resources to fund our operations.  We do not anticipate engaging in market development, exploration or website development activities until such time as we are able to raise substantial additional capital.

During the three months and six months ended June 30, 2007 we spent $8,723 and $25,809, respectively for administrative expenses compared to $81,397 and $88,336, respectively during the three and six months ended June 30, 2006. This significant decrease in administrative expense during 2007 is largely attributable to our limited operations as a result of the minimal funds we have available for operations.  We anticipate administrative expenses will remain fairly consistent with what we incurred during the first half of 2007 throughout the remainder of the year.

During the three and six months ended June 30, 2007 we realized net losses of $9,502 and $27,367, respectively compared to net losses of $82,247 and $90,036 during the three and six months ended June 30, 2006.  Again, the decrease in net loss is largely attributable to the reduction in our operating activities as a result of the limited funding we have had available to us during the first half of 2007.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OMEGA VENTURES GROUP, INC.

August 14, 2007	By:	/s/ John M. Hickey
John M. Hickey
Principal Executive Officer

August 14, 2007	By:	/s/ John Ray Rask
John Ray Rask
Principal Financial Officer