Form 10QSB
period 2007-09-30
OMEGA VENTURES GROUP INC
filed 2007-11-14
CIK 741017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	333-51180

OMEGA VENTURES GROUP, INC.
(Exact name of registrant as specified in charter)

UTAH	87-0661638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

299 S. Main Street, Suite 1300, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

(801) 534-4450
Registrant’s telephone number, including area code

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [X] No [ ]

As of November 9, 2007, the Company had 78,489,875 shares of its $.001 par value, common stock outstanding.

Transitional Small Business Disclosure Format:	Yes [ ] No [X]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS
September 30, 2007

	Sept. 30, 2007	Dec. 31, 2006
CURRENT ASSETS
Cash	$-	$29,142
Total Current Assets	-	29,142

PROPERTY AND EQUIPMENT
- net of accumulated depreciation	184	2,521

Other Assets
Other Asset - Due from related parties	3,300	-

Total Assets	$3,484	$31,663

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - affiliates	-	5,000
Accounts payable - related parties	10,700	2,700
Accounts Payable	79,543	61,416
Total Current Liabilities	90,243	69,116

STOCKHOLDERS' DEFICIENCY
Common Stock 400,000,000 shares authorized, at $.001 par value; 78,475,140 issued and outstanding	78,475	78,475
Capital in excess of par value	999,330	999,330
Deficit accumulated during the development stage	(1,164,564)	(1,115,258)
Total Stockholders' Deficit	(86,759)	(37,453)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,484	$31,663

The accompanying notes are an integral part of these consolidated financial statements.

OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
(Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
September 30, 2007

	3 months ended Sept. 30,		9 months ended Sept. 30,		Sept 19, 2000 (date of inception)
	2007	2006	2007	2006	to Sept. 30, 2007

REVENUES
Other non-operating income	$-	$-	$-	$-	$823

EXPENSES
Market Development	-	-	-	-	387,988
Exploration	-	-	-	-	41,584
Development of web site - preliminary project stage	-	-	-	-	25,000
Depreciation & amortization	779	850	2,337	2,550	21,254
Administrative	21,160	38,005	46,969	126,341	649,636

Total operating expenses	21,939	38,855	49,306	128,891	1,125,462

NET LOSS FROM OPERATIONS	(21,939)	(38,855)	(49,306)	(128,891)	(1,124,639)

OTHER INCOME AND EXPENSES

Interest Income	-	-	-	-	141
Interest expense	-	-	-	-	(18,242)
Loss of assets	-	-	-	-	(21,824)

NET LOSS	$(21,939)	$(38,855)	$(49,306)	$(128,891)	$(1,164,564)

NET LOSS PER COMMON SHARE
Basic and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)

AVERAGE OUTSTANDING SHARES (stated in 1,000's)

Basic	78,475	72,102	78,475	60,722
Diluted	83,574	77,203	83,574	65,821

The accompanying notes are an integral part of these consolidated financial statements.

OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
(Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
September 30, 2007

	9 months ended Sept. 30,		Sept. 19, 2000 (date of inception)
	2007	2006	to Sept. 30, 2007

Cash flows from operating activities:
Net (loss)	$(49,306)	$(128,891)	$(1,164,564)
Adjustments to reconcile net loss to cash used in operating
activities:
Depreciation	2,337	2,550	21,254
Change in accounts payable	18,127	(9,523)	108,500
Issuance of capital stock for web site	-	-	25,000
Issuance of capital stock for services	-	-	155,000
Net cash used in operating activities	$(28,842)	$(135,864)	$(854,810)

Cash flows from investing activities:
Purchase of web site	$-	$-	$(5,027)
Purchase of equipment	-	(2,177)	(16,411)
Net cash provided by investing activities	-	(2,177)	(21,438)

Cash flows from financing activities:
Changes in payables - related parties	$3,000	$(82,380)	$69,623
Changes in accrued rent - Apex	(3,300)		(3,300)
Net proceeds from issuance of common stock	-	227,641	809,925
Net cash provided by financing activities	$(300)	$145,261	$876,248

Net increase (decrease) in cash and cash equivalents	(29,142)	7,220	-
Cash and cash equivalents, beginning of period	29,142	25,615	-

Cash and cash equivalents, end of period	$-	$32,835	$-

NON-CASH FLOWS FROM OPERATION ACTIVITIES

Issuance of 6,000,000 common shares for web site - 2000			$25,000
Issuance of 2,175,000 common shares for services - 2003			$75,500
Issuance of 3,016,097 common shares for services and expenses - 2004			$74,500
Issuance of 250,000 common shares for expenses - 2005			$5,000

The accompanying notes are an integral part of these consolidated financial statements.

OMEGA VENTURES GROUP, INC. AND SUBSIDIARIES
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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

On February 13, 2003 the Company organized “Vogue Environmental Solutions, Inc”, a wholly owned subsidiary.  Vogue has no assets or liabilities and no operations.  On August 20, 2003 the Company organized “Western Gas Corporation”, a wholly owned subsidiary for the purpose of the acquisition and exploration of oil and gas leases.  On November 24, 2003 the Company organized “Arizona Land Corporation”, a wholly owned subsidiary, for the purpose of engaging in land investment and development.

The Company is in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.

Basic and Dilutive Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

The dilutive common shares include 5,098,500 shares that may be issued in the future.

OMEGA VENTURES GROUP, INC.  AND SUBSIDIARIES
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

On September 30, 2007, the Company and its subsidiaries had a net operating loss available for carry forward of $1,167,864.  The income tax benefit of approximately $350,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss will expire starting in 2021 through 2028.

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

OMEGA VENTURES GROUP, INC.  AND SUBSIDIARIES
(Development Stage Company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial and Concentration Risks

The Company does not have any concentration or related financial credit risk.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The Company expenses advertising and market development costs as incurred.

Principles of Consolidation

The consolidated financial statements include the assets, liabilities, and operations of the Company and its wholly owned subsidiaries.  All inter-company transactions have been eliminated.

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

Office equipment

Office equipment is depreciated over 3 and 7 years using the straight line method.

Cost	$16,411
Less accumulated depreciation	16,227
Net	$184

OMEGA VENTURES GROUP, INC.  AND SUBSIDIARIES
(Development Stage Company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2007

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, and Apex Resources, Inc. (an affiliate by common officers) have acquired 16% of the common stock issued.

Officer-directors have made no interest, demand loans to the Company of $10,700.

4.  CAPITAL STOCK

During July 2002 the Company completed the sale of an offering of 5,098,500 units at $.10 per unit. Each unit consists of one share of common stock,  one  redeemable A  warrant to purchase an additional common share  at $.50 by July 10, 2003 (expired),  and one redeemable B warrant to purchase an additional  common share  at $1.20 by July 10, 2007 which would amount to the issuance of 5,098,500 additional shares.  All warrants have expired with out being redeemed as of September 30, 2007.

During 2005 the Company issued 250,000 restricted common shares for services of $5,000 and 6,100,000 private placement common shares for $5,000.

During 2006 the Company issued 22,764,089 private placement shares for $ 227,641 and 6,371,454 restricted shares for payment of debt of $ 87,880.

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

During 2004 and 2005, we primarily focused our efforts into the acquisition of small interests in oil and gas prospects and real estate.  Because of limited funds, however, we were unsuccessful in our efforts.  As a result of our limited funds, we engaged in very little operating activity during 2006 and the first half of 2007.

We have three wholly-owned subsidiaries: Western Gas Corporation; Arizona Land Corporation and Vogue Environmental Solutions, Inc.

Western Gas Corporation

Due to a lack of funds, Western Gas has not acquired interests in any oil and gas prospects during the three or nine months ended September 30, 2007.

Arizona Land Corporation

Due to a lack of funds, Arizona Land did not engage in any land acquisition activities during the three or nine month periods ended September 30, 2007.

Vogue Environmental Solutions, Inc.

Due to a lack of funds, Vogue Environmental Solutions did not engage in active operations during the three or nine month periods ended September 30, 2007.

The Company is currently a “shell company” as defined in Rule 12b-2 of the Exchange act of 1934.  However, we continue to explore opportunities in real estate, the acquisition of small interests in oil and gas prospects and new solutions to environmental issues.  We are not limiting our search strictly to these areas and management is constantly investigating potential business opportunities it believes can increase shareholder value.  At this time, we have not determined what opportunities may exist, if any, nor have we entered into or negotiated agreements with any parties to enter into or participate in any industry.

Source of Funds

Because we are not currently generating revenue, we are dependent upon loans from related parties and private sales of our securities to fund operations.

Note 5 of the notes to the unaudited consolidated financial statements states that we will need additional capital to service our debts and fund our operational activities.  This raises substantial doubt about our ability to continue as a going concern.  We have never generated revenue and it is unlikely we will generate revenue during 2007, which also raises substantial doubt about our ability to continue as a going concern.  To continue operations, we will need to obtain funding from third parties.  This funding may be sought by means of private equity or debt financing.  We currently have no commitments from any party to provide funding and there is no way to predict when, or if, any such funding could materialize.  There is no assurance that we will be successful in obtaining additional funding on attractive terms, or at all.  If we are unsuccessful in obtaining additional funding we may be unable to continue as a going concern as we have insufficient working capital necessary to meet our expenses and service our debt.

Liquidity and Capital Resources

We have financed our operations mainly through the sale of our common stock and through loans from related parties.  Since inception, we have been entirely dependent upon outside sources of financing to fund operations.  As stated previously, there is no assurance that we will be successful in obtaining additional funding on acceptable terms or at all.  As of September 30, 2007 we had no cash or cash equivalents on hand.  We do not have sufficient funds to maintain operations through fiscal 2007.  Therefore, unless we are able to raise additional funding through the sell of equity or debt securities, or we obtain additional loans from related parties, it is unclear how long we may be able to continue operations.

Results of Operations

During the period from inception, September 19, 2000 to September 30, 2007 we have generated no income from active operations.  Since inception, we have earned $823 in interest income.  We did not generate any interest income during the first nine months of 2007 and we do not expect to generate any material revenues during the remainder of the 2007 fiscal year.

As of September 30, 2007 we had an accumulated deficit during development stage of $1,164,564 compared to an accumulated deficit of $1,115,258 at December 31, 2006.  This increase in accumulated deficit is the result of our incurring liabilities we have not had the funds to satisfy during the current year.

At September 30, 2007 we had total current liabilities of $90,243, compared to $69,116 on December 31, 2006.  This increase in total current liabilities during the nine months ended September 30, 2007 resulted from increases in accounts payable to related parties and accounts payable.

During the three and nine months ended September 30, 2007 we spent nothing in market development, exploration or website development activities the same as in the three and nine months ended September 30, 2006.  This is the result of our having very limited financial resources to fund our operations.  We do not anticipate engaging in market development, exploration or website development activities until such time as we are able to raise substantial additional capital.

During the three months and nine months ended September 30, 2007 we spent $21,160 and $46,969, respectively for administrative expenses compared to $38,005 and $126,341, respectively during the three and nine months ended September 30, 2006. These decreases in administrative expense during 2007 are largely attributable to our limited operations as a result of the minimal funds we have available for operations.  We anticipate administrative expenses will remain fairly consistent throughout the remainder of the 2007 fiscal year.

During the three and nine months ended September 30, 2007 we realized net losses of $21,939 and $49,306, respectively compared to net losses of $38,855 and $128,891 during the three and nine months ended September 30, 2006.  Again, the decrease in net loss is largely attributable to the reduction in our activities as a result of the limited funding we have had available to us during the first nine months of 2007.

Cash Flows

During the nine months ended September 30, 2007 what cash we had was primarily used to fund operating expenses. See below for additional discussion and analysis of cash flow.

	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Net cash used in operating activities	$(28,842)	$(135,864)
Net cash (used in) investing activities	$-	$(2,177)
Net cash provided by (used in) financing activities	$(300)	$145,261

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(29,142)	$7,220

Net cash used in operating activities decreased from $135,864 during the nine months ended September 30, 2006 to $28,842 during the nine months ended September 30, 2007.  This decrease in cash used in operating activities was largely the result the decrease in net loss during 2007 as a result of our limited operations during the nine months ended September 30, 2007.

During the nine months ended September 30, 2007 net cash used in investing activities was $0 compared to $2,177 during the nine months ended September 30, 2006.  During 2006 we purchased some equipment.  We had no comparable purchases during 2007.

During the nine months ended September 30, 2007 net cash used in financing activities was $300.  By comparison, during the nine months ended September 30, 2007 net cash provided by financing activities was $145,261, as we raised $228,000 through the sale of our common stock, partially offset by changes in payables to related parties of approximately $82,000.

Summary of Material Contractual Commitments

           We lease office space for $2,200 per month on a month-to-month basis.  We allow a related party to utilize half of the space in exchange for $1,100 a month.

Off-Balance Sheet Financing Arrangements

As of September 30, 2007, we had no off-balance sheet financing arrangements.

Item 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.  Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibits.    The following exhibits are included as part of this report:

Exhibit No.	Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Princpal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEGA VENTURES GROUP, INC.

Date: November 14, 2007	By:	/s/ John M. Hickey
John M. Hickey, Principal Executive Officer

Date: November 14, 2007	By:	/s/ John Ray Rask
John Ray Rask, Principal Financial Officer